Form 10-Q
period 1995-03-31
TCC EQUIPMENT INCOME FUND
filed 1995-05-15
CIK 820083

                                    FORM 10Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended    March 31, 1995


                       Commission file number     0-17688


                           TCC EQUIPMENT INCOME FUND
             (Exact name of Registrant as specified in its charter)


              CALIFORNIA                                         94-3045888
     (State or other jurisdiction                            (I.R.S. Employer
   of incorporation or organization)                        Identification No.)

   650 CALIFORNIA STREET, 16TH FLOOR
       SAN FRANCISCO, CALIFORNIA                                   94108
(Address of principal executive offices)                         (Zip Code)

                                 (415) 434-0551
             (Registrant's telephone number, including area code )


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               YES /X/     No / /


Documents Incorporated by Reference

The Limited Partnership Agreement of the Registrant included as Exhibit A to the Prospectus as contained in Post-effective Amendment No. 2 to the Registrant's Registration Statement, as filed with the Commission on November 30, 1988 as supplemented by Supplement No. 6 filed with the Commission under Rule 424 (b)
(3) of the Securities Act of 1933 on October 16, 1989.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                TCC EQUIPMENT INCOME FUND
                                A California Limited Partnership

                                By Textainer Financial Services Corporation
                                The Managing General Partner



                                By /s/John R. Rhodes
                                   ------------------------
                                   John R. Rhodes
                                   Executive Vice President


Date: May 12, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Date                   Signature                  Title


May 12, 1995           /s/Susan L. Fiddaman       President
                       --------------------       (Principal Executive
                       Susan L. Fiddaman          Officer) and Director




May 12, 1995           /s/John R. Rhodes          Executive Vice President
                       --------------------       (Principal Financial and
                       John R. Rhodes             Accounting Officer)
                                                  Secretary and Treasurer

                           TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     QUARTERLY REPORT ON FORM 10-Q FOR THE
                          QUARTER ENDED MARCH 31, 1995

                               TABLE OF CONTENTS


                                                                                   PAGE
PART I - FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Balance Sheets - March 31, 1995 (unaudited) and December 31, 1994       4

             Statements of Earnings for the three months ended
             March 31, 1995 and 1994 (unaudited)                                     5

             Statements of Partners' Capital for the three months
             ended March 31, 1995 and 1994 (unaudited)                               6

             Statements of Cash Flows for the three months
             ended March 31, 1995 and 1994 (unaudited)                               7

             Notes to Financial Statements (unaudited)                               9

  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                              12


PART II - OTHER INFORMATION                                                         14

                         PART I - FINANCIAL INFORMATION

                           TCC EQUIPMENT INCOME FUND
                       (a California limited partnership)

                                 BALANCE SHEETS

                      March 31, 1995 and December 31, 1994

                                                                1995                    1994
                                                             -----------             ----------
                                                             (UNAUDITED)
ASSETS
Container rental equipment, net of accumulated
  depreciation of $9,949,703 (1994: $9,656,249)              $17,076,395             16,810,863
Net investment in direct financing leases (note 5)               959,780              1,018,419
Cash (note 1)                                                    490,302                192,155
Accounts receivable, net of allowance
  for doubtful accounts of $668,028 (1994: $620,537)           1,773,730              1,686,100
Due from affiliates (note 3)                                     936,549                920,047
Prepaid expenses                                                   7,162                 10,743
                                                             -----------             ----------
                                                             $21,243,918             20,638,327
                                                             ===========             ==========

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Accounts payable                                           $   118,730                135,417
  Accrued liabilities                                            393,829                418,907
  Due to affiliates (note 3)                                      37,272                 25,060
  Equipment purchases payable                                    592,463                  4,663
                                                             -----------             ----------
      Total liabilities                                        1,142,294                584,047
                                                             -----------             ----------

Partners' capital:
  General partners                                               (36,061)               (36,061)
  Limited partners                                            20,137,685             20,090,341
                                                             -----------             ----------
      Total partners' capital                                 20,101,624             20,054,280
                                                             -----------             ----------

Commitments (note 6)
                                                             $21,243,918             20,638,327
                                                             ===========             ==========



See accompanying notes to financial statements

                           TCC EQUIPMENT INCOME FUND
                       (a California limited partnership)

                             STATEMENTS OF EARNINGS
               For the three months ended March 31, 1995 and 1994
                                  (unaudited)

                                                                       1995             1994
                                                                   -----------       ---------
Rental income                                                      $ 1,689,122       1,498,563
Costs and expenses:
       Direct container expenses                                       342,661         223,688
       Bad debt provision                                               50,527          31,372
       Depreciation and amortization                                   467,629         504,929
       Professional fees                                                10,303          10,371
       Management fees to affiliates (note 3)                          150,312         135,387
       General and administrative costs to affiliates (note 3)          99,432          99,214
       Other general and administrative costs                           19,066          10,730
                                                                   -----------       ---------
                                                                     1,020,957       1,134,664
                                                                   -----------       ---------
Income from operations                                                 668,165         363,899
                                                                   -----------       ---------

Other income (expense):
       Interest income                                                   2,801           4,771
       Interest expense                                                      -          (3,285)
       Gain on sales of containers                                      49,919          61,474
                                                                   -----------       ---------
                                                                        52,720          62,960
                                                                   -----------       ---------
Net earnings                                                       $   720,885         426,859
                                                                   ===========       =========
Allocation of net earnings (note 3):
       General partners                                            $     6,696           5,958
       Limited partners                                                714,189         420,901
                                                                   -----------       ---------
                                                                   $   720,885         426,859
                                                                   ===========       =========

Limited partners' per unit share of net earnings                        $ 0.49          $ 0.29
                                                                        ======          ======
Limited partners' per unit share of distributions                       $ 0.45          $ 0.40
                                                                        ======          ======
Weighted average number of limited partnership
  units outstanding                                                  1,472,529       1,474,554
                                                                   ===========       =========



See accompanying notes to financial statements

                           TCC EQUIPMENT INCOME FUND
                       (a California limited partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
               For the three months ended March 31, 1995 and 1994
                                  (unaudited)

                                                 PARTNERS' CAPITAL
                                           --------------------------------------------
                                              GENERAL         LIMITED           TOTAL
                                           --------------------------------------------
Balances at January 1, 1994                $  (36,061)      20,806,036       20,769,975
Distributions                                  (5,958)        (589,822)        (595,780)
Net earnings                                    5,958          420,901          426,859
                                           ----------       ----------       ----------
Balances at March 31, 1994                    (36,061)      20,637,115       20,601,054
                                           ==========       ==========       ==========


Balances at January 1, 1995                   (36,061)      20,090,341       20,054,280
Distributions                                  (6,696)        (662,863)        (669,559)
Redemptions (note 7)                                -           (3,982)          (3,982)
Net earnings                                    6,696          714,189          720,885
                                           ----------       ----------       ----------
Balances at March 31, 1995                 $  (36,061)      20,137,685       20,101,624
                                           ==========       ==========       ==========



See accompanying notes to financial statements

                           TCC EQUIPMENT INCOME FUND
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1995 and 1994
                                  (unaudited)

                                                                         1995              1994
                                                                     -----------         -------
Cash flows from operating activities:
     Net earnings                                                    $   720,885         426,859
     Adjustments to reconcile net earnings to net cash
        provided by operating activities:
        Depreciation                                                     467,629         504,929
        Increase in allowance for doubtful accounts                       47,491          31,174
        Gain on sale of containers                                       (49,919)        (61,474)
        Proceeds from principal payments on direct financing leases       60,468          59,880
        Changes in assets and liabilities:
           (Increase) decrease in accounts receivable                   (135,116)         95,663
           Increase in due from affiliates                                (9,013)        (46,804)
           Decrease in prepaid expenses                                    3,581           3,040
           Decrease in accounts payable and
             accrued liabilities                                         (41,768)        (17,244)
                                                                     -----------         -------
               Net cash provided by operating activities               1,064,238         996,023
                                                                     -----------         -------
Cash flows from investing activities:
     Proceeds from sale of container rental equipment                    184,275         219,094
     Container purchases                                                (278,151)       (688,298)
                                                                     -----------         -------
               Net cash used in investing activities                     (93,876)       (469,204)
                                                                     -----------         -------
Cash flows from financing activities:
     Redemptions of limited partnership units                             (3,982)
     Distributions to partners                                          (668,233)       (617,199)
                                                                     -----------         -------
               Net cash used in financing activities                    (672,215)       (617,199)
                                                                     -----------         -------
Net increase (decrease) in cash                                          298,147         (90,380)
Cash at beginning of period                                              192,155         967,431
                                                                     -----------         -------
Cash at end of period                                                $   490,302         877,051
                                                                     ===========         =======
Interest paid during the period                                      $         -           3,285
                                                                     ===========         =======



See accompanying notes to financial statements

                           TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                       STATEMENTS OF CASH FLOWS-CONTINUED

               For the three months ended March 31, 1995 and 1994
                                   unaudited)

SUPPLEMENTAL DISCLOSURES:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of equipment purchases, distributions to partners, and proceeds from sale of container rental equipment which had not been paid or received by the Partnership as of March 31, 1995 and 1994, and December 31, 1994 and 1993, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the three-month periods ended
March 31, 1995 and 1994.

                                                   MAR. 31,    DEC. 31,    MAR. 31,     DEC. 31
                                                    1995        1994        1994         1993
                                                    ----        ----        ----         ----
Equipment purchases included in:
   Due to affiliates.........................     $ 27,915       11,591      30,089       3,788
   Accounts payable and accrued liabilities        592,463        4,663      42,385     225,190
Distributions to partners included in:
   Due to affiliates.........................        5,588        4,262         976      22,395
Proceeds from sale of equipment included in:
   Due from affiliates.......................          775          775     115,282     146,862
   Accounts receivable.......................      181,206      168,279       1,725       1,725



The following table summarizes the amounts of equipment purchases, distributions to partners, and proceeds from sale of container rental equipment recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the three-month periods ended March 31, 1995 and 1994.

                                                                      1995                     1994
                                                                      ----                     ----
Equipment purchases recorded...................................      $882,275                  531,794
Equipment purchases paid.......................................       278,151                  688,298

Distributions to partners declared.............................       669,559                  595,780
Distributions to partners paid.................................       668,233                  617,199

Proceeds from sale of container
  rental equipment recorded....................................       197,202                  187,514
Proceeds from sale of container
  rental equipment received....................................       184,275                  219,094

See accompanying notes to financial statements.

                           TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1995
                                   Unaudited)

Note 1.  General

  The accompanying unaudited interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (including normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 1995 and December 31, 1994 and the results of its operations, changes in partners' capital and cash flows for the three-month periods ended March 31, 1995 and 1994, have been made.

  The financial information presented herein should be read in conjunction with the audited financial statements and other accompanying Notes included in the Partnership's annual audited financial statements as of December 31, 1994.

  For purposes of the Statement of Cash Flows, the Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

  Certain reclassifications of prior year amounts have been made in order to conform with the 1995 financial statement presentation.

Note 2.  Acquisition of Equipment

  During the three-month periods ended March 31, 1995 and 1994, the Partnership purchased container rental equipment (the "Equipment") with a cost of $882,275 and $531,794, respectively.

Note 3.  Transactions with Affiliates

  Textainer Financial Services Corporation (TFS) is the managing general partner of the Partnership (prior to its name change on April 4, 1994, TFS was known as Textainer Capital Corporation). Textainer Equipment Management Limited (TEM) (prior to being redomiciled on December 20, 1994, TEM was known as Textainer Equipment Management N.V. ) and Textainer Limited (TL) are associate general partners of the Partnership. The managing general partner and the associate general partners are collectively referred to as the General Partners and are commonly owned by Textainer Group Holdings Limited
  (TGH). The General Partners also act in this capacity for three other limited partnerships as of March 31, 1995. Textainer Acquisition Services Limited (TAS) is an affiliate of the General Partners which performs services relative to the acquisition of Equipment outside the United States on behalf of the Partnership. TCC Securities Corporation (TSC), a licensed broker and dealer in securities and an affiliate of the General Partners, was the managing sales agent for the offering of Units for sale.

  In accordance with the Partnership Agreement, net earnings (losses), syndication and offering costs and partnership distributions are allocated 1% to the general partners and 99% to the limited partners, with the exception of gains on sales of containers. Such gains are allocated to the General Partners to the extent that their partners' capital accounts' deficits exceed the portion of syndication and offering costs allocated to them. On termination of the Partnership, the General Partners shall be allocated gross income equal to their allocations of syndication and offering costs.

  As part of the operation of the Partnership, the Partnership is to pay to the General Partners an incentive management fee, an acquisition fee, an equipment management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $14,023 and $25,324 of equipment acquisition fees as part of container costs during the three-month periods ended March 31, 1995 and 1994, respectively. The Partnership incurred $30,988 and $25,600 of incentive management fees during the three-month periods ended March 31, 1995 and 1994. No equipment liquidation fees were incurred during the first three-month periods of 1995 or 1994.

  The Partnership's Equipment is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's Equipment. In addition, TEM has entered into an agreement with its 100%-owned subsidiary Textainer Storage Services (TSS) to manage storage containers. As of March 31, 1995, the Partnership owned storage containers with an original cost of $30,418. Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. Such fee is either retained by TEM or the fee allocable to TSS, if any, is passed through by TEM for services rendered. For the three-month periods ended March 31, 1995 and 1994, these fees totaled $119,324 and $109,787, respectively. The Partnership's Equipment is leased by TEM and TSS to third party lessees on operating master leases, spot leases and term leases. The majority of the Equipment is leased under operating leases with limited terms and no purchase option. There are eight direct financing leases at March 31, 1995 (note 5).

  Certain indirect general and administrative costs incurred in performing administrative services necessary to the operation of the Partnership are borne by TEM and TSS and are allocated to the Partnership based on the ratio of the Partnership's interest in managed Equipment to the total equipment managed by TEM and TSS for the period. Indirect general and administrative costs allocated to the Partnership were $83,677 and $84,583 for the three-month periods ended March 31, 1995 and 1994, respectively.

  TFS also incurred general and administrative costs of $15,755 and $14,631 during the three-month periods ended March 31, 1995 and 1994, respectively, which were reimbursed by the Partnership.

  The General Partners may acquire Equipment in their own name and hold title on a temporary basis for the purpose of facilitating the acquisition of such Equipment for the Partnership. The Equipment may then be resold to the Partnership on an all-cash basis at a price equal to the actual cost, as defined in the Partnership Agreement. In addition, the General Partners are entitled to an acquisition fee for any Equipment resold to the Partnership.

  At March 31, 1995 and December 31, 1994, due from and to affiliates are comprised of:

                                                        1995               1994
                                                        ----               ----
Due from affiliates:
  Due from TEM and TSS ..........................      $936,549           920,047
                                                       ========           =======

Due to affiliates:
  Due to TL .....................................      $  1,707             1,038
  Due to TCC ....................................         6,899             6,928
  Due to TAS ....................................        12,680                 -
  Due to TFS ....................................        15,986            17,094
                                                       --------           -------
                                                       $ 37,272            25,060
                                                       ========           =======

  These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or in the accrual and collection of net rental revenues from TEM and TSS. It is the policy of the Partnership and the General Partners to charge interest on intercompany balances which are outstanding for more than one month. Interest was charged at the Prime Rate plus .25%. As of July 1994, this policy was changed so that the Partnership is not charged interest on intercompany balances except for loans on equipment purchases. The Partnership incurred interest expense of $0 and $3,285, respectively, on intercompany balances payable to TFS and TAS during the three months ended March 31, 1995 and 1994.

Note 4.  Rentals Under Operating Leases

  The following is a schedule by year of minimum future rentals receivable on noncancelable operating leases as of March 31, 1995:

 Year ending March 31:
1996.........................................             $387,388
1997.........................................               36,576
1998.........................................               12,005
                                                          --------

Total minimum future rentals receivable                   $435,969
                                                          ========


Note 5.  Direct Financing Leases

  The components of the net investment in direct financing lease as of March 31, 1995 are as follows:

Future minimum lease payments receivable..............     $1,186,988
Residual value........................................          5,033
Less:  unearned income................................       (232,241)
                                                           ----------

Net investment in direct financing leases                  $  959,780
                                                           ==========



  The following is a schedule by year of minimum lease payments receivable under the eight direct financing leases as of March 31, 1995:

Year ending March 31:
1996.......................................          $  394,657
1997.......................................             386,571
1998.......................................             374,565
1999.......................................              31,195
                                                     ----------

Total minimum lease payments receivable              $1,186,988
                                                     ==========

  Rental income for the three-month periods ended March 31, 1995 and 1994 includes $37,009 and $45,458, respectively, of income from direct financing leases.

Note 6.  Commitments

  At March 31, 1995, the Partnership has committed to purchase eight containers at an approximate total purchase price of $33,264 which includes acquisition fees of $1,584. These commitments were made to TAS which, as the contracting party, has in turn committed to purchase this equipment on behalf of the Partnership. The Partnership has sufficient capital at March 31, 1995 to satisfy these commitments.

Note 7.  Redemptions

  An initial redemption offering was consummated on June 24, 1994, wherein the Partnership paid $13,511 for the redemption of 1,525 units. The redemption price is fixed by formula and varies depending on the length of time the units are outstanding. The approximate redemption prices ranged between $6.35 and $9.50 per unit. A second redemption offering was consummated on October 31,1994 with no units redeemed. A third redemption offering was consummated on February 3, 1995 wherein the Partnership paid $3,982 for the redemption of 500 units at an average cost of $8 per unit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

On October 26, 1989, the Partnership's offering of limited partnership interests was closed at $29,491,080.

The Partnership has set up a program whereby limited partners may redeem units for a specified redemption value. The redemption price is set by formula and varies depending on the length of time units have been outstanding. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded, at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or (iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. On February 3, 1995, the Partnership paid $3,982 for the redemption of 500 units.

The Partnership invests working capital and cash flow from operations prior to its distribution or reinvestment in additional equipment in short-term, highly liquid investments. At March 31, 1995, the Partnership's cash of $490,302 was primarily invested in a market-rate account.

During the three-month period ended March 31, 1995, the Partnership declared cash distributions to limited partners pertaining to the fourth quarter of 1994 in the amount of $662,863. These distributions represent a 9% annualized return of each unit. These distributions were made solely from net earnings and do not represent a return of capital.

It is the policy of the Partnership to maintain a minimum working capital reserve in an amount which is the lesser of (i) 1% of capital contributions or
(ii) $100,000.

On December 9, 1992, the Partnership was granted a short-term revolving credit line of $2,000,000 which was available for equipment purchases. This credit line was terminated by the Partnership on July 26, 1994.

At March 31, 1995, the Partnership had committed to purchase eight containers at an approximate total price of $33,264 which includes acquisition fees of $1,584. At March 31, 1995, the Partnership had cash on hand of $490,302 to meet these commitments. In the event the Partnership decides not to purchase the equipment, one of the General Partners will retain the equipment for its own account.


RESULTS OF OPERATIONS

The Partnership's operations, which consist of rental revenue, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses were directly related to the size of the container fleet during the three-month periods ended March 31, 1995 and 1994. The following is a summary of the size of the container fleet (in units) available for lease during those periods:

                                             1995               1994
                                             ----               ----
Opening inventory......................      8,245              8,140
Closing inventory......................      8,400              8,107
Average................................      8,323              8,124

Rental revenue and direct container expenses are also affected by lease utilization percentages for the Equipment which were 91% and 85% on average during the three-month periods ended March 31, 1995 and 1994, respectively. In addition, rental revenue is affected by daily rental rates. The following is a comparative analysis of the results of operations for the three-month periods ended March 31, 1995 and 1994.

The Partnership's income from operations for the three-month periods ended March 31, 1995 and 1994 was $668,163 and $363,899, respectively, on gross rental revenues of $1,689,122 and $1,498,563, respectively. The increase in total revenue of $190,560 or 12.7% from the three-month period ended March 31, 1994 to the equivalent period in 1995 was primarily attributable to rental income, the major component of total rental revenue, which increased by $103,816 or 8%, from 1994 to 1995. Rental income is largely dependent upon three factors: equipment available for lease (average inventory), average on-hire (utilization) percentage and average daily rental rates. Average inventory increased 2.4%, average utilization increased by six percentage points, and average daily rental rates increased 5% from the three-month period ended March 31, 1994 to the three-month period ended March 31, 1995. Substantially all of the Partnership's rental revenue was generated from the leasing of the Partnership's Equipment under short-term operating leases. There were eight direct financing leases at March 31, 1995 (note 5).

The balance of total rental revenues consisted of other lease-related items, primarily income from charges to the lessees for handling and returning containers less credits granted to the lessees when a container is leased out. For the three-month period ended March 31, 1995, the total of these other revenue items increased by $86,743 or 4.8% over the equivalent period in 1994.

Direct container expenses, excluding a provision for bad debt expense, decreased by $118,974, or 35%, from the three-month period ended March 31, 1995 to the equivalent period in 1994. The primary components of this net decrease were costs incurred for storage costs (which decreased by $40,980 between periods), handling costs (which decreased by $9,806 between periods), maintenance and repair costs (which decreased by $59,849 between periods) and costs incurred for the repositioning of containers (which decreased by $22,312 between periods). Storage expenses declined due to higher utilization rates in the first three months of 1995 compared to the same period of 1994. The decrease in maintenance and repair costs resulted from a lower number of units returned requiring repairs during the three-month period ending March 31, 1995 than for the equivalent period in 1994 and a lower average cost to repair units in the first three months of 1995 compared to the same period in 1994.

Provision for bad debt expense increased by $19,155 in the three-month period ending March 31, 1994 compared to the same period in 1995 due to higher specific reserve requirements for certain lessees.

Depreciation expense decreased by $37,300, or 7%, from the three months ended March 31, 1994 to the same period in 1995. This decrease is primarily attributable to a previous purchase of used equipment which has now been fully depreciated.

Management fees to affiliates were $14,925 higher in the first three-month period of 1995 than in the first three-month period of 1994 due to an increase in incentive management fee resulting from a higher distribution rate. The distribution rate has increased from 8.25% in the first quarter of 1994, to 10.00% for the three months ended March 31, 1995. Management fees as a percent of gross revenue were 8.9% for the three-month period ended March 31, 1995 compared to 9% for the same period in 1994. Equipment management fees were 7% of revenue for both three-month periods and incentive management fees were 1.8% of revenue for the three-month period ended March 31, 1995 and 1.7% of revenue for the three-month period ended March 31, 1994.

General and administrative costs reimbursed to affiliates decreased as a percentage of total rental revenue from 6.6% for the first three months of 1994 to 5.9% (an 11% decrease) in the same period in 1995. This decrease was primarily due to a decline in the amount of overhead costs allocated by TEM during these periods.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines that transport goods on international trade routes. Once the Equipment is on-hire with a lessee, the Partnership has no way of knowing its location. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees rather than the geographic location of the Equipment or the domicile of the lessees. The Partnership's containers are generally operated on the international high seas rather than on the domestic waterways. The Partnership's Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of March 31, 1995 which would result in the materialization of such risk.

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          Neither the Registrant nor the Managing General Partner is subject to any legal proceedings.


Item 2.   Changes in Securities.

          Not Applicable.


Item 3.   Defaults upon Senior Securities.

          Not Applicable.


Item 4.   Submission of Matters to a Vote of Security Holders.

          The Registrant did not submit any matters to a vote of security holders during the first three months of 1995.


Item 5.   Other Information.

          Not Applicable.


Item 6.   Exhibits and Reports on Form 8-K.

          There were no reports on Form 8-K for the three months ended March 31, 1995.

                                Exhibit Index

Ex. 27  Financial Data Schedule