Form 10-Q
period 1995-06-30
TCC EQUIPMENT INCOME FUND
filed 1995-08-15
CIK 820083

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington DC 20549

                                    FORM 10Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995


                        COMMISSION FILE NUMBER  0-17688


                           TCC EQUIPMENT INCOME FUND
     (Exact name of Registrant as specified in its charter)


        CALIFORNIA                             94-3045888
(State or other jurisdiction                 (IRS Employer
of incorporation or organization)       Identification No.)

650 CALIFORNIA STREET, 16TH FLOOR
     SAN FRANCISCO, CA                              94108
(Address of Principal Executive Offices)         (ZIP Code)

                                 (415) 434-0551
      (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES [X]   NO [ ]

                           TCC Equipment Income Fund
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     QUARTERLY REPORT ON FORM 10-Q FOR THE
                          QUARTER ENDED JUNE 30, 1994

                               TABLE OF CONTENTS

                                                                     PAGE

ITEM 1.   FINANCIAL STATEMENTS

     Balance Sheets - June 30, 1995 (unaudited) and December 31, 1994 3

     Statements of Earnings for the six and three months
     ended June 30, 1995 and 1994 (unaudited) ........................4

     Statements of Partners' Capital for the six months
     ended June 30, 1995 and 1994 (unaudited) .......................5

     Statements of Cash Flows for the six months
     ended June 30, 1995 and 1994 (unaudited) ........................6


     Notes to Financial Statements (unaudited) .......................8


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................12

                         TCC EQUIPMENT INCOME FUND
                     (a California limited partnership)

                               Balance Sheets

                    June 30, 1995 and December 31, 1994
                                                     1995            1994
                                                     ----            ----
                                                  (unaudited)
Assets
Container rental equipment, net of accumulated
   depreciation of $10,251,654 (1994:  $9,656,249)
 ........................................          $ 16,678,655     16,810,863
Net investment in direct financing leases (note 6)
 ........................................               895,995     1,018,419
Cash and cash equivalents (note 1)......               408,590       192,155
Accounts receivable, net of allowance
   for doubtful accounts of $589,522 (1994:
$620,537)...............................             1,748,174     1,686,100
Due from affiliates (note 4)............               968,227       920,047
Prepaid expenses........................                3,581      10,743
                                                        -----      -----------

                                                  $ 20,703,222     20,638,327
                                                    ===========    ==========

Liabilities and Partners' Capital
Liabilities:
   Accounts payable.....................          $    124,173       135,417
   Accrued liabilities..................               251,369       273,846
   Accrued damage protection plan costs (note 2)       139,273       145,061
   Due to affiliates (note 4)...........                27,254        25,060
   Equipment purchases payable..........               191,663        4,663
                                                    -----------    -----------

       Total liabilities................               733,732        584,047
                                                    -----------    -----------

Partners' capital:
   General partners.....................               (36,061)      (36,061)
   Limited partners.....................             20,005,551     20,090,341
                                                    -----------    ----------

       Total partners' capital..........             19,969,490     20,054,280
                                                     ----------     ----------
Commitments  (note 7)
                                                   $ 20,703,222      20,638,327
                                                     ==========      ==========

See accompanying notes to financial statements

                                                STATEMENTS OF EARNINGS
                               For the six and three months ended June 30, 1995 and 1994
                                                      (unaudited)
                                               Six months         Three months       Six months         Three months
                                                    Ended               Ended              Ended             Ended
                                               June 30, 1995      June 30, 1995      June 30, 1994      June 30, 1994
                                               -------------      -------------      -------------      -------------
Rental Income............                    $ 3,283,959          1,594,837          2,955,825          1,457,262
                                               ----------         ------------       -----------        -----------
Costs and expenses:
   Direct container expenses                     451,167             227,479           586,557            243,896
   Bad debt expense......                         71,826              21,299            69,361             37,988
   Depreciation .........                        945,486             477,857         1,000,327            495,397
   Professional fees.....                         21,840              11,538            16,196              5,827
   Management fees to affiliates (note 4)        294,439             144,128           268,719            133,332
   General and administrative costs              211,980             112,548           199,328            100,114
      to affiliates (note 4)
   Other general and administrative costs         42,383             23,315             24,010             13,280
                                              -----------        ------------       -----------        -----------
                                               2,039,121          1,018,164          2,164,498          1,029,834
                                               -----------        ------------       -----------        -----------
   Income from operations                      1,244,838            576,673            791,327            427,428
                                               -----------        ------------       -----------        -----------
Other income (expense):
   Interest income.......                          5,915               3,114             9,396              4,625
   Interest expense......                             -                   -            (11,315)            (8,030)
   Gain on sales of containers                    81,699              31,780              81,507            20,033
                                               -----------        ------------       -----------        -----------
                                                  87,614             34,894             79,588             16,628
                                               -----------        ------------       -----------        -----------
    Net earnings.........                    $ 1,332,452          611,567            870,915            444,056
                                               ===========        ============       ===========        ===========
Allocation of net earnings:
   General partners......                    $    14,133               7,437            12,102              6,144
   Limited partners......                      1,318,319          604,130            858,813            437,912
                                               -----------        -------            -----------        -----------
                                             $ 1,332,452          611,567               870,915         444,056
                                               ===========        ============       ==========         ===========
Limited partners' per unit share
   of net earnings.......                    $ 0.90                0.41               0.58               0.30
                                               ===========        ============       ===========        ===========
Limited partners' per unit share
   of distributions......                    $  0.95               0.50               0.81               0.41
                                               ===========        ============       ===========        ===========
Weighted average number of limited
   partnership units outstanding               1,472,529           1,472,529         1,474,554          1,474,554
                                               ===========        ============       ===========        ===========
See accompanying notes to financial statements

                         TCC EQUIPMENT INCOME FUND
                     (a California limited partnership)

                      Statements of Partners' Capital

              For the six months ended June 30, 1994 and 1995
                                (unaudited)
                                                Partners' Capital
                                      General      Limited         Total
                                      --------   -----------    -----------

Balances at January 1, 1994........ $ (36,061)   20,806,036     20,769,975
Distributions......................   (12,102)   (1,198,075)    (1,210,177)
Net earnings.......................    12,102       858,813        870,915
                                      -------    ----------     ----------

Balances at June 30, 1994.......... $ (36,061)   20,466,774     20,430,713
                                      ========   ==========     ==========

Balances at January 1, 1995........ $ (36,061)   20,090,341     20,054,280
Distributions......................   (14,133)   (1,399,127)    (1,413,260)
Redemptions (note 8)...............        -         (3,982)        (3,982)
Net earnings.......................    14,133     1,318,319      1,332,452
                                      -------    ----------     ----------

Balances at June 30, 1995.......... $ (36,061)   20,005,551     19,969,490
                                      ========   ==========     ==========

See accompanying notes to financial statements

                     STATEMENTS OF CASH FLOWS
    For the six months ended June 30, 1995 and 1994 (unaudited)
                                                                1995         1994
                                                                ----         ----
Cash flows from operating activities:
   Net earnings............................                1,332,452     870,915
   Adjustments to reconcile net earnings to
       net cash provided by operating activities:
          Depreciation.....................                  945,486   1,000,327
          Decrease in allowance for doubtful accounts        (31,015)     51,010
          Gain on sale of rental equipment.                  (81,699)    (81,507)
           Changes in assets and liabilities:
          Increase in accounts receivable ..                 (31,058)    (61,249)
          Increase in due from affiliates, net                (3,766)    (79,639)
          Proceeds from principal payments .
             on direct financing leases ....                 124,252     116,353
          Decrease in prepaid expenses .....                   7,162       6,081
          Decrease in accounts payable and
             accrued liabilities ...........                 (33,722)    (55,636)
          Decrease in accrued damage protection plan costs    (5,787)    (19,414)
                                                            ---------- -----------
           Net cash provided by operating activities        2,222,305  1,747,241
                                                           ---------- ------------

Cash flows from investing activities:
   Proceeds from sale of container rental equipment          350,830     412,150
   Container purchases.....................                (937,872)  (887,190)
                                                           ---------- -----------
           Net cash used in investing activities           (587,042)  (475,040)
                                                           ---------- -----------
Cash flows from financing activities:
   Redemptions of limited partnership units                   (3,982)         -
   Distributions to partners...............               (1,414,845) (1,222,142)
                                                           ----------------------
           Net cash used in financing activities          (1,418,827) (1,222,142)
                                                           ----------------------
Net increase in cash                                         216,435      50,059
Cash and cash equivalents at beginning of period             192,155     967,431
                                                           ---------- ------------
Cash and cash equivalents at end of period.                408,590    1,017,490
                                                           ========== ============
Interest paid during the period............                     -        26,852
                                                           ========== ============
See accompanying notes to financial statements

                For the six months ended June 30, 1994 and 1993
                                  (unaudited)

SUPPLEMENTAL DISCLOSURES:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of equipment purchases, distributions to partners, and proceeds from sale of container rental equipment which had not been paid or received as of June 30, 1995 and 1994, and December 31, 1994 and 1993, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the six-month periods ended June 30, 1995 and 1994.

                                                June 30      Dec. 31      June 30        Dec. 31
                                                 1995     1994          1994         1993
                                               ------     ----          ----         ----
Equipment purchases included in:
  Due to affiliates .........                $    1,096    $  11,591     $  6,554      $   3,788
  Equipment purchases payable                   191,663        4,663      602,163        225,190
Distributions to partners included in:
  Due to affiliates .........                     2,677        4,262       10,430         22,395
Proceeds from sale of equipment included in:
  Due from affiliates .......                       775          775          775          1,725
  Accounts receivable .......                   198,418      168,279      155,777        146,863

The following table summarizes the amounts of equipment purchases, distributions to partners, and proceeds from sale of container rental equipment recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the six-month periods ended June 30, 1995 and 1994.

                                                                  1995         1994
                                                                  ----         ----
Equipment purchases recorded..................             $1,114,377     $1,266,929
Equipment purchases paid......................                 937,872      887,190

Distributions to partners declared............               1,413,260    1,210,177
Distributions to partners paid................               1,414,845    1,222,142

Proceeds from sale of container rental equipment recorded      380,969      420,114
Proceeds from sale of container rental equipment received      350,830      412,150

See accompanying notes to financial statements

                            TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 1995
                                  (Unaudited)


NOTE 1.GENERAL

   The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 1995 and December 31, 1994 and the results of its operations, changes in partners' capital and cash flows for the six-month periods ended June 30, 1995 and 1994 have been made.

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

NOTE 2.DAMAGE PROTECTION PLAN

   The Partnership offers a Damage Protection Plan (the Plan) to lessees of its container rental equipment. Under the terms of the Plan, the Partnership earns additional revenues on a daily basis and, as a result, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the Partnership's obligation for estimated repair costs.

NOTE 3.ACQUISITION OF EQUIPMENT

   During the six-month periods ended June 30, 1995 and 1994, the Partnership purchased container rental equipment (the "Equipment") with a cost of $1,114,377 and $1,266,929, respectively.

NOTE 4.TRANSACTIONS WITH AFFILIATES

   Textainer Financial Services Corporation (TFS) is the managing general partner of the Partnership (prior to its name change on April 4, 1994, TFS was known as Textainer Capital Corporation). Textainer Equipment Management Limited (TEM) (prior to being redomiciled on December 20, 1994, TEM was known as Textainer Equipment Management N.V.) and Textainer Limited (TL) are associate general partners of the Partnership. The managing general partner and the associate general partners are collectively referred to as the General Partners and are commonly owned by Textainer Group Holdings Limited
   (TGH). The General Partners also act in this capacity for three other limited partnerships as of June 30, 1995. Textainer Acquisition Services

   Limited (TAS) is an affiliate of the General Partners which performs services relative to the acquisition of Equipment outside the United States on behalf of the Partnership. TCC Securities Corporation (TSC), a licensed broker and dealer in securities and an affiliate of the General Partners, was the managing sales agent for the offering of Units for sale.

   In accordance with the Partnership Agreement, net earnings or losses, syndication and offering costs and partnership distributions are allocated 1% to the general partners and 99% to the limited partners, with the exception of gains on sales of containers. Such gains are allocated to the General Partners to the extent that their partners' capital accounts' deficits exceed the portion of syndication and offering costs allocated to them. On termination of the Partnership, the General Partners shall be allocated gross income equal to their allocations of syndication and offering costs.

   As part of the operation of the Partnership, the Partnership is to pay to the General Partners or an affiliate an incentive management fee, an acquisition fee, an equipment management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $44,161 and $31,878 of equipment acquisition fees as part of container costs during the six-month periods ended June 30, 1995 and 1994, respectively. The Partnership incurred $61,975 and $51,976 of incentive management fees during the six-month periods ended June 30, 1995 and 1994 and $30,988 and $26,376 of incentive management fees during the three-month periods ended June 30, 1995 and 1994. No equipment liquidation fees were incurred during the first six-month periods of 1995 or 1994.

   The Partnership's Equipment is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the

   Partnership's Equipment. Additionally, TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at June 30, 1995 and 1994. In addition, TEM has entered into an agreement with its 100%- owned subsidiary Textainer Storage Services (TSS) to manage storage containers. At June 30, 1995, the Partnership owned storage containers with an original cost of $30,418. Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. For the six and three-month periods ended June 30, 1995 and 1994, these fees totaled $232,464, $113,140, $216,743, and 106,956, respectively.
   Such fees are either retained by TEM or the fees allocable to TSS, if any, are passed through to TSS by TEM for services rendered. The Partnership's Equipment is leased by TEM and TSS to third party lessees on operating master leases, spot leases and term leases. The majority of the Equipment is leased under operating leases with limited terms and no purchase option. There are eight direct financing leases at June 30, 1995 (note 5).

   Certain indirect general and administrative costs incurred in performing administrative services necessary to the operation of the Partnership are borne by TEM and TSS and are allocated to the Partnership based on the ratio of the Partnership's interest in managed Equipment to the total equipment managed by TEM and TSS for the period. Indirect general and administrative costs allocated to the Partnership were $178,939, $95,262, $166,901 and $82,318 for the six and three-month periods ended June 30, 1995 and 1994, respectively.

   TFS also incurred general and administrative costs of $33,041, $17,286, $32,427 and $17,796 during the six and three-month periods ended June 30, 1995 and 1994, respectively, which were reimbursed by the Partnership.

   The General Partners may acquire Equipment in their own name and hold title on a temporary basis for the purpose of facilitating the acquisition of such Equipment for the Partnership. The Equipment may then be resold to the Partnership on an all-cash basis at a price equal to the actual cost, as defined in the Partnership Agreement. In addition, the General Partners or an affiliate are entitled to an acquisition fee for any Equipment resold to the Partnership.

   At June 30, 1995 and December 31, 1994, due from and to affiliates are comprised of:
                                       1995          1994
                                       ----          ----
Due from affiliates:
    Due from TEM and TSS ....  $    968,227       920,047
                                 ==========     =========
Due to affiliates:
    Due to TL ...............  $        248         1,038
    Due to TCC ..............         8,514         6,928
    Due to TAS ..............            52             -
    Due to TFS ..............        18,440        17,094
                                 ----------     ---------
                                   $ 27,254        25,060
                                 ======         ======

   These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or in the accrual and collection of net rental revenues from TEM and TSS. Previously, it was the policy of the Partnership and the General Partners to charge interest on intercompany balances which are outstanding for more than one month. Interest was charged at the prime rate plus 0.25%. As of July 1994, this policy was changed so that the Partnership is not charged interest on intercompany balances except for loans for equipment purchases. The Partnership incurred interest expense of $3,704 and $418, respectively, on intercompany balances payable to TFS and TAS during the six and three months ended June 30, 1994. There was no interest expense incurred for the six- and three-month periods ended June 30, 1995 .

NOTE 5.RENTALS UNDER OPERATING LEASES

   The following is a schedule by year of minimum future rentals receivable on noncancelable operating leases as of June 30, 1995:

        Year ending June 30:

        1996 ..............................   $637,686
        1997 ..............................   148,467
        1998 ..............................      6,035
                                             --------
        Total minimum future rentals          $792,188
        receivable                            -------

NOTE 6.DIRECT FINANCING LEASES

   The components of the net investment in direct financing leases as of June 30, 1995 are as follows:

    Future minimum lease payments receivable   $1,088,406
    Residual value ...............                  5,032
    Less:  unearned income .......               (197,443)
                                                 --------
    Net investment in direct financing leases  $  895,995
                                                  =======

   The following is a schedule by year of minimum lease payments receivable under the eight direct financing leases as of June 30, 1995:

        Year ending June 30:

        1996 ..........................          $ 93,544
        1997 ..........................           383,256
        1998 ..........................           311,606
                                                ---------
        Total minimum lease payments receivable .$1,088,406
                                                  =========

   Rental income for the six and three-month periods ended June 30, 1995 and 1994 includes $71,808, $34,799, $89,462 and $44,005, respectively, of income from direct financing leases.

NOTE 7.COMMITMENTS

   At June 30, 1995, the Partnership has committed to purchase 100 containers at an approximate total purchase price of $423,308 which includes acquisition fees of $20,158. These commitments were made to TAS which, as the contracting party, has in turn committed to purchase these containers on behalf of the Partnership. The Partnership expects to fund the purchase of these containers with cash on hand and with cash flow from operations.

NOTE 8.REDEMPTIONS

   An initial redemption offering was consummated on June 24, 1994, wherein the Partnership paid $13,511 for the redemption of 1,525 units. The redemption price is fixed by formula and varies depending on the length of time the units have been outstanding. The approximate redemption prices ranged between $6.35 and $9.50 per unit. A second redemption offering was consummated on October 31, 1994 with no units redeemed. A third redemption offering was consummated on February 3, 1995 wherein the Partnership paid $3,982 for the redemption of 500 units at an average cost of $8 per unit. The total number of units redeemed since the inception of the redemption program is 2,025, at a total cost of $17,493.

NOTE 9.SUBSEQUENT EVENT

   In August 1995, the Partnership finalized an agreement for the sale of its storage container fleet (TSS) to a third party investor. The proceeds from the sale will be approximately $19,918 compared to the Partnership's cost basis in the equipment which is approximately $15,557. The resulting gain from the sale is expected to be approximately $4,361. The Partnership plans to invest the proceeds from the sale into marine container rental equipment.
    This sale is not reflected on the financial statements for the six-month period ended June 30, 1995.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

On October 26, 1989, the Partnership's offering of limited partnership interests was closed at $29,491,080.

The Partnership has set up a program whereby limited partners may redeem units for a specified redemption value. The redemption price is set by formula and varies depending on the length of time units have been outstanding. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or (iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During 1994, the Partnership paid $13,511 for the redemption of 1,525 units. During 1995, the Partnership has paid $3,982 for the redemption of 500 units.

The Partnership invests working capital and cash flow from operations prior to its distribution or reinvestment in additional equipment in short-term, highly liquid investments. It is the policy of the Partnership to maintain a minimum working capital reserve in an amount which is the lesser of (i) 1% of capital contributions or (ii) $100,000.
At June 30, 1995, the Partnership's cash of $408,590 was primarily invested in a market-rate account.

During the six-month period ended June 30, 1995, the Partnership declared cash distributions to limited partners pertaining to the fourth quarter of 1994 and the first quarter of 1995 in the amount of $1,399,127. The distributions pertaining to the fourth quarter of 1994 and the first quarter of 1995 represent a 9% and 10% annualized return on each unit, respectively. On a cash basis, all of those distributions are from operations. On a GAAP basis, $80,808 of these distributions were a return of capital and the balance was from net earnings.

At June 30, 1995, the Partnership had committed to purchase 100 containers at an approximate total price of $423,308 which includes acquisition fees of $20,158.
 At June 30, 1995, the Partnership had cash on hand of $408,590 and expected to fund the remaining amount owed with cash flow from operations in excess of distributions. In the event the Partnership decides not to purchase the equipment, one of the General Partners will retain the equipment for its own account.

For the six months ended June 30, 1995, the Partnership had net cash provided by operating activities of $2,222,305 compared with net cash provided by operating activities of $1,747,241 for the six months ended June 30, 1994. This increase was primarily attributable to an increase in rental revenue of 11% and a decrease in direct container expenses of 20%. Rental revenue increased due to higher utilization rates and average fleet size. Direct container expenses decreased mainly due to decreases in storage and maintenance and repair costs as a result of higher utilization.

Net cash used in investing activities (the purchase and sale of rental equipment) for the six months ended June 30, 1995 was $587,042 compared with net cash used in investing activities of $475,050 for six months ended June 30, 1994. This difference is due to the fact that the Partnership bought more equipment than it sold in the six month periods ended June, 30, 1995 and 1994.


RESULTS OF OPERATIONS

The Partnership's income from operations, which consists of rental revenue, container depreciation, direct container expenses, management fees and reimbursement of administrative expenses, was directly related to the size of the container fleet during the six-month periods ended June 30, 1995 and 1994. The following is a summary of the size of the container fleet (in units) available for lease during those periods:

                                1995   1994
                                ----   ----
  Opening inventory ........   8,245  8,140
  Closing inventory ........   8,334  8,018
  Average ..................   8,290  8,079

Rental revenue and direct container expenses are also affected by lease utilization percentages for the Equipment which were 91% and 87% on average during the six-month periods ended June 30, 1995 and 1994, respectively. The following is a comparative analysis of the results of operations for the six- and three-month periods ended June 30, 1995 and 1994.

The Partnership's income from operations for the six-month periods ended June 30, 1995 and 1994 was $1,244,838 and $791,327, respectively, on gross rental revenues of $3,283,959 and $2,955,825, respectively. The increase in total revenue of $328,134 or 11% from the six-month period ended June 30, 1994 to the equivalent period in 1995 was primarily attributable to rental income, the major component of total rental revenue, which increased by $213,383 or 8.2%, from 1994 to 1995. Rental income is largely dependent upon three factors: equipment available for lease (average inventory), average on-hire (utilization) percentage and average daily rental rates. Average inventory increased by 2.6%, average utilization increased by four percentage points, and average daily rental rates decreased 2% from the six-month period ended June 30, 1994 to the six-month period ended June 30, 1995.

Substantially all of the Partnership's rental revenue was generated from the leasing of the Partnership's Equipment under short-term operating leases. There were eight direct financing leases at June 30, 1995 (note 6).

The balance of total revenue consisted of other lease-related items, primarily income from charges to the lessees for handling and returning containers less credits granted to the lessees for leasing containers from less desirable locations. For the six-month period ended June 30, 1995, the total of these other revenue items increased by $114,752 or 3.2% over the equivalent period in 1994. The primary cause of the increase in other revenue was location income which increased by $121,554 from the six-month period ended June 30, 1994 to the six-month period ended June 30, 1995. The increase in location income is largely due to three factors: higher demand, drop-off charges on recovery accounts, and pickup charges on new units.

Direct container expenses, excluding bad debt expense, decreased by $135,391, or 23%, from the six-month period ended June 30, 1994 to the equivalent period in 1995. The primary components of this decrease were costs incurred for storage (which decreased by $72,319 between the two periods), maintenance and repair costs (which decreased by $42,631 between periods), costs incurred for the repositioning of containers (which decreased by $25,781 between periods), and expenses accrued under a damage protection plan (which decreased by $15,845 between periods). Storage costs declined due to higher utilization rates in the first six months of 1995 compared to the same period in 1994. Maintenance and repair costs decreased due to fewer units being returned which required repairs during the six-month period ending June 30, 1995 compared to the equivalent period in 1994 and a lower average cost to repair units in the first six months of 1995 compared to the same period in 1994. Repositioning costs decreased due to the decline in the number of units requiring repositioning.

Bad debt expense increased by $2,465 from the six-month period ending June 30, 1994 to the same period in 1995.

Depreciation expense decreased by $54,841, or 5%, from the six-month period ended June 30, 1994 to the same period in 1995. This decrease is primarily attributable to a previous purchase of used equipment which has now been fully depreciated.

Management fees to affiliates were $25,721 higher in the first six-month period of 1995 than in the first six-month period of 1994 due to an increase in incentive management fees resulting from a higher distribution rate. Management fees as a percent of gross revenue were 9% for the six-month period ended June 30, 1995 compared to 9.1% of gross revenue for the same period in 1994. Equipment management fees were 7% of gross revenue for both six-month periods and incentive management fees were 1.9% of gross revenue for the six-month period ended June 30, 1995 and 1.7% of gross revenue for the six-month period ended June 30, 1994.

General and administrative costs increased by $12,652. This increase was primarily the result of an increase in overhead costs allocable to the Partnership due to the larger fleet size.

Other income (expense) includes a gain on sales of equipment of $81,699 for the six-month period ended June 30, 1995 compared to a gain of $81,507 for the six-month period ended June 30, 1994. Interest income decreased by $3,481 from the six-month period ended June 30, 1994 to the comparable period in 1995. Interest expense decreased by $11,315 from the six-month period ended June 30, 1994 to the six-month period ended June 30, 1995, due to repayment of the credit facility.

Rental income, not including other income, increased from $1,296,027 for the three months ended June 30, 1994 to $1,405,594 for the same period ended June 30, 1995. The increase was due to an increase in utilization from 86% for the three months ended June 30, 1994 to 90% for the same period in 1995 and an increase in average inventory of 4%. Storage costs, part of direct container expenses, decreased by $31,340 from the three months ended June 30, 1994 to the equivalent period in 1995 due to the increase in utilization. Bad debt expense decreased by $16,689 from the three-month period ended June 30, 1994 to the same period in 1995. Net earnings increased from $444,056 for the three-month period ended June 30, 1994 to $611,567 for the three-month period ended June 30, 1995 for the reasons noted above. There was a gain of $31,780 on equipment sales for the three-month period ended June 30, 1995 compared to a gain of $20,033 for the same period in 1994. Interest expense decreased by $8,030 from the three months ended June 30, 1994 to the equivalent period in 1995 due to the repayment of the credit facility.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines that transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees rather than the geographic location of the Equipment or the domicile of the lessees. The Partnership's containers are generally operated on the international high seas rather than on the domestic waterways. The Partnership's Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of June 30, 1995 which would result in the materialization of such risk.

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

                    TCC EQUIPMENT INCOME FUND
                    A California Limited Partnership
                    By Textainer Financial Services Corporation
                    The Managing General Partner

                    By /s/John R. Rhodes
                       -----------------------------

                         John R. Rhodes
                         Executive Vice President

Date: August 11, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                Title                    Date

/s/Susan L. Fiddaman   President (Principal
----------------------
Susan L. Fiddaman      Executive Officer)         August 11, 1995
                       and Director


/s/John R. Rhodes      Executive Vice President,  August 11, 1995
----------------------
John R. Rhodes         (Principal Financial and
                       Accounting Officer),
                       Secretary and Treasurer

                                 Exhibit Index

EX. 27 Financial Data Schedule