Form 10-Q
period 1995-09-30
TCC EQUIPMENT INCOME FUND
filed 1995-11-13
CIK 820083

<PAGE 1>
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington DC 20549



                                    FORM 10Q



                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995


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

                                YES [X]   NO [ ]



<PAGE 2>
                           TCC Equipment Income Fund
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     QUARTERLY REPORT ON FORM 10-Q FOR THE
                        QUARTER ENDED SEPTEMBER 30, 1995

                               TABLE OF CONTENTS

                                                                            PAGE
ITEM 1.    FINANCIAL STATEMENTS

           Balance Sheets - September 30, 1995 (unaudited)
           and December 31, 1994 ............................................3

           Statements of Earnings for the nine and three months
           ended September 30, 1995 and 1994 (unaudited) ....................4

           Statements of Partners' Capital for the nine months
           ended September 30, 1995 and 1994 (unaudited) ....................5

           Statements of Cash Flows for the nine months
           ended September 30, 1995 and 1994 (unaudited) ....................6

           Notes to Financial Statements (unaudited) .................... ...8

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................13


<PAGE 3>
                             TCC EQUIPMENT INCOME FUND
                        (A CALIFORNIA LIMITED PARTNERSHIP)

                                   BALANCE SHEETS
                    September 30, 1995 and December 31, 1994

                                                                       1995          1994
                                                                -----------    ----------
                                                                (unaudited)
ASSETS
Container rental equipment, net of accumulated
   depreciation of $ 10,489,794 (1994:  $ 9,656,249)         $   17,258,412    16,810,863
Net investment in direct financing leases (note 7)                  828,651     1,018,419
Cash and cash equivalents (note 1)                                  387,511       192,155
Accounts receivable, net of allowance
   for doubtful accounts of $ 692,555 (1994:  $ 620,537)          1,607,250     1,686,100
Due from affiliates (note 5)                                        951,272       920,047
Prepaid expenses                                                          -        10,743
                                                               ------------    ----------

                                                             $   21,033,096    20,638,327
                                                                ===========    ==========
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accounts payable                                          $      148,413       135,417
   Accrued liabilities                                              272,526       273,846
   Accrued damage protection plan costs (note 2)                    119,072       145,061
   Due to affiliates (note 5)                                        59,312        25,060
   Equipment purchases payable                                      567,163         4,663
                                                                  ---------    ----------

       Total liabilities                                          1,166,486       584,047
                                                                  ---------    ----------

Partners' capital:
   General partners                                                 (36,061)      (36,061)
   Limited partners                                              19,902,671    20,090,341
                                                                ------------   ----------

        Total partners' capital                                  19,866,610    20,054,280
                                                                -----------    ----------

Commitments  (note 8)
                                                             $   21,033,096    20,638,327
                                                                 ==========    ==========

See accompanying notes to financial statements

<PAGE 4>
                           TCC EQUIPMENT INCOME FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF EARNINGS
        For the nine and three months ended September 30, 1995 and 1994
                                    (unaudited)

                                              NINE MONTHS  THREE MONTHS  NINE MONTHS  THREE MONTHS
                                                    ENDED         ENDED        ENDED         ENDED
                                             SEPT 30,1995  SEPT 30,1995 SEPT 30,1994  SEPT 30,1994
                                             ------------  ------------  ------------  ------------
Rental Income                               $ 4,865,985       1,582,026    4,501,572      1,545,750
                                              ---------       ---------   ----------    -----------

Costs and expenses:
   Direct container expenses                    651,657         200,490      858,588        272,031
   Bad debt expense                             177,266         105,440      193,856        124,495
   Depreciation                               1,422,968         477,482    1,478,212        477,886
   Professional fees                             27,592           5,752       21,289          5,094
   Management fees to affiliates (note 5)       437,723         143,284      409,526        140,807
   General and administrative costs
      to affiliates (note 5)                    317,512         105,532      299,960        100,632
   Other general and administrative costs        59,348          16,964       54,322         30,312
                                              ---------      ----------     --------       --------

                                              3,094,066       1,054,944    3,315,753      1,151,257
                                             ----------      ----------    ---------      ---------

   Income from operations                     1,771,919         527,082    1,185,819        394,493
                                             ----------      ----------    ---------      ---------
Other income (expense):
   Interest income                              10,779            4,864       13,184          3,788
   Interest expense                                  -                -      (11,315)             -
   Gain on sales of containers                 190,575          108,876      127,157         45,649
                                             ---------        ---------    ---------       --------

                                               201,354          113,740      129,026         49,437
                                             ---------       ----------      -------      ---------
    Net earnings                           $ 1,973,273          640,822    1,314,845        443,930
                                            ==========       ==========    =========      =========
 Allocation of net earnings:
   General partners                       $     21,570            7,438       18,432          6,330
   Limited partners                          1,951,703          633,384    1,296,413        437,600
                                            ----------       ----------    ---------      ---------

                                          $  1,973,273          640,822    1,314,845        443,930
                                            ==========       ==========    =========      =========
Limited partners' per unit share
   of net earnings                        $       1.33             0.43         0.88           0.29
                                            ==========       ==========    =========      =========
Limited partners' per unit share
   of distributions                       $       1.45             0.50         1.24           0.43
                                            ==========       ==========    =========      =========
Weighted average number of limited
   partnership units outstanding             1,472,529        1,472,529    1,474,046      1,473,029
                                            ==========       ==========    =========      =========

See accompanying notes to financial statements

<PAGE 5>
                               TCC EQUIPMENT INCOME FUND
                           (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF PARTNERS' CAPITAL

                 For the nine months ended September 30, 1995 and 1994
                                        (unaudited)

                                                   PARTNERS' CAPITAL
                                            GENERAL             LIMITED              TOTAL
                                         --------------     --------------       -------------
Balances at January 1, 1994              $    (36,061)         20,806,036         20,769,975

Distributions                                 (18,432)         (1,824,761)        (1,843,193)

Redemptions (note 9)                                -             (13,511)           (13,511)

Net earnings                                   18,432           1,296,413          1,314,845
                                         ------------    ----------------         ----------

Balances at September 30, 1994          $     (36,061)         20,264,177          20,228,116
                                         ============     ===============         ===========

Balances at January 1, 1995             $     (36,061)         20,090,341          20,054,280

Distributions                                 (21,570)         (2,135,391)         (2,156,961)

Redemptions (note 9)                               -               (3,982)             (3,982)

Net earnings                                   21,570           1,951,703           1,973,273
                                          -----------        ------------           ---------

Balances at September 30, 1995          $     (36,061)         19,902,671          19,866,610
                                          ===========        ============          ==========

See accompanying notes to financial statements

<PAGE 6>
                             TCC EQUIPMENT INCOME FUND
                        (A CALIFORNIA LIMITED PARTNERSHIP)

                              STATEMENTS OF CASH FLOWS
               For the nine months ended September 30, 1995 and 1994
                                    (unaudited)

                                                                           1995           1994
Cash flows from operating activities:
   Net earnings                                                    $  1,973,273      1,314,845
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
          Depreciation                                                1,422,968      1,478,212
          Increase in allowance for doubtful accounts                    72,018        173,504
          Gain on sale of rental equipment                             (190,575)      (127,157)
          Changes in assets and liabilities:
               Decrease (increase) in accounts receivable                54,057       (236,033)
               Decrease (increase) in due from affiliates, net              757       (197,450)
               Proceeds from principal payments
                    on direct financing leases                          191,596        176,591
               Decrease in prepaid expenses                              10,743          9,122
               Increase (decrease) in accounts payable and
                   accrued liabilities                                   11,676        (49,638)
               Decrease in accrued damage protection plan costs        (25,989)        (32,273)
                                                                      ---------      ---------
                                                                      1,547,251      1,194,878
                                                                      ---------      ---------
                    Net cash provided by operating activities         3,520,524      2,509,723
                                                                      ---------      ---------
Cash flows from investing activities:
   Proceeds from sale of container rental equipment                     574,627        626,036
   Container purchases                                               (1,738,556)    (2,159,626)
                                                                     ----------     ----------
                   Net cash used in investing activities             (1,163,929)    (1,533,590)
                                                                     ----------     ----------
Cash flows from financing activities:
   Redemptions of limited partnership units                              (3,982)       (13,511)
   Distributions to partners                                         (2,157,257)    (1,862,677)
                                                                     ----------     ----------
                   Net cash used in financing activities             (2,161,239)    (1,876,188)
                                                                     ----------     ----------
Net increase (decrease) in cash                                         195,356       (900,055)
Cash and cash equivalents at beginning of period                        192,155        967,431
                                                                     ----------     ----------
Cash and cash equivalents at end of period                         $    387,511         67,376
                                                                     ==========     ==========

Interest paid during the period                                    $          -         26,852
                                                                     ==========     ==========

<PAGE 7>
               STATEMENTS OF CASH FLOWS-CONTINUED
      For the nine months ended September 30, 1995 and 1994
                           (unaudited)

SUPPLEMENTAL DISCLOSURES:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of equipment purchases, distributions to partners, and proceeds from sale of container rental equipment which had not been paid or received as of September 30, 1995 and 1994, and December 31, 1994 and 1993, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 1995 and 1994.

                                                    Sept. 30        Dec. 31      Sept. 30      Dec. 31
                                                      1995           1994          1994          1993
                                                  -----------    -----------     ---------    ---------
Equipment purchases included in:
  Due to affiliates .........                     $  42,763       $11,591        $ 62,944     $   3,788
  Equipment purchases payable                       567,163         4,663         214,163       225,190
Distributions to partners included in:
  Due to affiliates .........                         3,966         4,262           2,911        22,395
Proceeds from sale of equipment included in:
  Accounts receivable .......                        47,999           775             775         1,725
  Due from affiliates .......                       196,885       168,279         136,063       146,863


The following table summarizes the amounts of equipment purchases, distributions to partners, and proceeds from sale of container rental equipment recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 1995 and 1994.

                                                             1995        1994
                                                             ----        ----
Equipment purchases recorded..................            2,332,228   $2,207,755
Equipment purchases paid......................            1,738,556    2,159,626

Distributions to partners declared............            2,156,961    1,843,193
Distributions to partners paid................            2,157,257    1,862,677

Proceeds from sale of container rental equipment recorded   650,457      614,286
Proceeds from sale of container rental equipment received   574,627      626,036

<PAGE 8>
                         NOTES TO FINANCIAL STATEMENTS

                               September 30, 1995
                                  (Unaudited)

NOTE 1.GENERAL

   The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 1995 and December 31, 1994, and the results of its operations, changes in partners' capital and cash flows for the nine-month periods ended September 30, 1995 and 1994, have been made.

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

NOTE 3.WARRANTY CLAIM

   During 1992, the Partnership settled a warranty claim against an equipment manufacturer. The Partnership will amortize the settlement amount over the remaining estimated useful life of the equipment (seven years), reducing maintenance and repair costs over that time. At September 30, 1995 and December 31, 1994, the unamortized portion of the settlement amount was equal to $144,689 and $172,400 respectively, and is included in accrued liabilities.

NOTE 4.ACQUISITION OF EQUIPMENT

   During the nine-month periods ended September 30, 1995 and 1994, the Partnership purchased container rental equipment (the "Equipment") with a cost of $2,332,228 and $2,207,755, respectively.

NOTE 5.TRANSACTIONS WITH AFFILIATES

   Textainer Financial Services Corporation (TFS) is the managing general partner of the Partnership (prior to its name change on April 4, 1994, TFS was known as Textainer Capital Corporation). TFS is a wholly-owned subsidiary of Textainer Capital Corporation (TCC) (prior to its name change on April 4, 1994, TCC was known as Textainer (Delaware), Inc.). Textainer Equipment Management Limited (TEM) (prior to being redomiciled on December 20, 1994, TEM was known as Textainer Equipment Management N.V.) and Textainer Limited (TL) are associate general partners of the Partnership. The managing general partner and the associate general partners are collectively referred to as the General Partners and are commonly owned by Textainer Group Holdings Limited (TGH). The General Partners also act in this capacity for other limited partnerships. Textainer Acquisition Services Limited (TAS) is an affiliate of the General Partners which performs services relative to the acquisition of Equipment outside the United States on behalf of the Partnership. TCC Securities Corporation (TSC), a licensed broker and dealer in securities and an affiliate of the General Partners, was the managing sales agent for the offering of Units for sale.

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

   As part of the operation of the Partnership, the Partnership is to pay to the General Partners or an affiliate an incentive management fee, an acquisition fee, an equipment management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $84,273 and $95,155 of equipment acquisition fees as part of container costs during the nine-month periods ended September 30, 1995 and 1994, respectively. The Partnership incurred $92,963 and $79,099, respectively, of incentive management fees during the nine-month periods ended September 30, 1995 and 1994 and $30,988 and $27,123, respectively, of incentive management fees during the three-month periods ended September 30, 1995 and 1994. No equipment liquidation fees were incurred during the first nine-month periods of 1995 or 1994.

   The Partnership's Equipment is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's Equipment. Additionally, TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at September 30, 1995 and December 31,1994. Prior to the sale of its storage fleet during 1995, TEM had entered into an agreement with its 100%-owned subsidiary Textainer Storage Services (TSS) to manage storage containers (note 10). Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $344,760 and $112,296 for the nine and three months ended September 30, 1995, respectively, and $330,427 and $113,684 for the comparable periods ended September 30, 1994. Such fees are either retained by TEM or the fees allocable to TSS, if any, are passed through to TSS by TEM for services rendered. The Partnership's Equipment is leased by TEM to third party lessees on operating master leases, spot leases and term leases. The majority of the Equipment is leased under operating leases with limited terms and no purchase option. There are eight direct financing leases at September 30, 1995 (note 7).

   Certain indirect general and administrative costs incurred in performing administrative services necessary to the operation of the Partnership are borne by TEM and TSS and are allocated to the Partnership based on the ratio of the Partnership's interest in managed Equipment to the total equipment managed by TEM and TSS for the period. Indirect general and administrative costs allocated to the Partnership were $267,982 and $89,043 for the nine- and three-month periods ended September 30, 1995, respectively, and $252,576 and $85,675 for the equivalent periods ended September 30, 1994.

   TFS, in its capacity as managing general partner, also incurred general and administrative costs of $49,530 and $16,489 for the nine- and three-month periods ended September 30, 1995, respectively, and $47,384 and $14,957 for the comparable periods ended September 30, 1994.

   The General Partners and TAS may acquire Equipment in their own name and hold title on a temporary basis for the purpose of facilitating the acquisition of such Equipment for the Partnership. The Equipment may then be resold to the Partnership on an all-cash basis at a price equal to the actual cost, as defined in the Partnership Agreement. In addition, the General Partners or TAS are entitled to an acquisition fee for any Equipment resold to the Partnership.

   At September 30, 1995 and December 31, 1994, due from and to affiliates are comprised of:

                                                     1995        1994
                                                     ----        ----
   Due from affiliates:
        Due from TEM and TSS ......            $  951,272     920,047
                                                =========     =======
   Due to affiliates:
        Due to TL .................            $      992       1,038
        Due to TCC ................                 2,495       6,928
        Due to TAS ................                40,164           -
        Due to TFS ................                15,661      17,094
                                                ---------     -------
                                               $   59,312      25,060
                                                =========     =======

   These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or in the accrual and collection of net rental revenues from TEM and TSS. Previously, it was the policy of the Partnership and the General Partners to charge interest on intercompany balances which are outstanding for more than one month. Interest was charged at the prime rate plus 0.25%. As of July 1994, this policy was changed so that the Partnership is not charged interest on intercompany balances except for loans for equipment purchases. The Partnership incurred interest expense of $11,315 and $0, respectively, on intercompany balances payable to TFS and TAS during the nine- and three-month periods ended September 30, 1994. There was no interest expense incurred for the nine- and three-month periods ended September 30, 1995.

NOTE 6. RENTALS UNDER OPERATING LEASES

   The following is a schedule by year of minimum future rentals receivable on noncancelable operating leases as of September 30, 1995:

           Year ending September 30:

           1996 .......................                    $ 485,357
           1997 .......................                      113,209
                                                             -------

           Total minimum future rentals receivable         $ 598,566
                                                           =========

NOTE 7. DIRECT FINANCING LEASES

   The components of the net investment in direct financing leases as of September 30, 1995 are as follows:

       Future minimum lease payments receivable       $ 988,740
       Residual value ..............                      5,033
       Less:  unearned income ......                   (165,122)
                                                       ---------

       Net investment in direct financing leases      $ 828,651
                                                      =========

   The following is a schedule by year of minimum lease payments receivable under the eight direct financing leases as of September 30, 1995:

       Year ending September 30:

       1996 ........................                  $ 392,430
       1997 ........................                    378,874
       1998 ........................                    217,436
                                                        -------

       Total minimum lease payments receivable        $ 988,740
                                                      =========

   Rental income includes $104,130 and $32,322 for the nine- and three-month periods ended September 30, 1995, respectively, and $131,351 and $41,888 for the comparable periods ended September 30, 1994, of income from direct financing leases.

NOTE 8. COMMITMENTS

   At September 30, 1995, the Partnership has committed to purchase four containers at an approximate total purchase price of $16,879 which includes acquisition fees of $804. These commitments were made to TAS which, as the contracting party, has in turn committed to purchase these containers on behalf of the Partnership. The Partnership has sufficient capital at September 30, 1995 to satisfy these commitments.

NOTE 9. REDEMPTIONS

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

NOTE 10. SALE OF STORAGE FLEET

   In August 1995, the Partnership sold its container storage fleet (TSS) to a third party investor. The proceeds from the sale were $19,780 compared to the Partnership's cost basis in the equipment of $15,293. The resulting gain from the sale was $4,487. The Partnership has invested the proceeds from the sale into marine container rental equipment.

<PAGE 13>
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Prior to its distribution or reinvestment in additional equipment, the Partnership invests working capital and cash flow from operations in short-term, highly liquid investments. It is the policy of the Partnership to maintain a minimum working capital reserve in an amount which is the lesser of (i) 1% of capital contributions or (ii) $100,000. At September 30, 1995, the Partnership's cash of $387,511 was primarily invested in a market-rate account.

During the nine-month period ended September 30, 1995, the Partnership declared cash distributions to limited partners pertaining to the fourth quarter of 1994 and the first two quarters of 1995 in the amount of $2,135,391. The distributions pertaining to the fourth quarter of 1994 and the first and second quarters of 1995 represent a 9%, 10% and 10% annualized return on each unit, respectively. On a cash basis, all of those distributions were from operations. On a GAAP basis, $183,688 of these distributions were a return of capital and the balance was from net earnings.

At September 30, 1995, the Partnership had committed to purchase four containers at an approximate total price of $16,879 which includes acquisition fees of $804. At September 30, 1995, the Partnership had sufficient cash on hand of $387,511 to meet these commitments. In the event the Partnership decides not to purchase the equipment, one of the General Partners will retain the equipment for its own account.

For the nine months ended September 30, 1995, the Partnership had net cash provided by operating activities of $3,520,524 compared with net cash provided by operating activities of $2,509,723 for the nine months ended September 30, 1994. This increase was primarily attributable to an increase in rental revenue of 8% and a decrease in direct container expenses of 24%. Rental revenue increased due to higher utilization rates and average fleet size. Direct container expenses decreased mainly due to decreases in storage and maintenance and repair costs as a result of higher utilization.

While net cash from operating activities has improved, the Partnership's principal lessees, shipping lines, are currently anticipating over-capacity, due to the delivery of new ships. This over-capacity may cause shipping lines to reduce freight rates, which could affect the profitability of their business, resulting in the possibility of delays in the remittance of rental payments, pressure on container rental rates, and bankruptcy.

Net cash used in investing activities (the purchase and sale of rental equipment) for the nine months ended September 30, 1995 was $1,163,928 compared with net cash used in investing activities of $1,533,590 for nine months ended September 30, 1994. This difference is due to the fact that the Partnership bought more equipment than it sold in the nine-month period ended September 30, 1995 than it did in the same period of 1994.

RESULTS OF OPERATIONS

The Partnership's income from operations, which consists of rental revenue, container depreciation, direct container expenses, management fees and reimbursement of administrative expenses, was directly related to the size of the container fleet during the nine-month periods ended September 30, 1995 and 1994. The following is a summary of the size of the container fleet (in units) available for lease during those periods:

                                        1995      1994
                                        ----      ----

  Opening inventory ........           8,245     8,140
  Closing inventory ........           8,623     8,097
  Average ..................           8,434     8,119

Rental revenue and direct container expenses are also affected by lease utilization percentages for the Equipment, which were 90% and 87% on average during the nine-month periods ended September 30, 1995 and 1994, respectively.

The following is a comparative analysis of the results of operations for the nine-month periods ended September 30, 1995 and 1994.

The Partnership's income from operations for the nine-month periods ended September 30, 1995 and 1994 was $1,771,919 and $1,185,819, respectively, on gross rental revenues of $4,865,985 and $4,501,572, respectively. The increase in total revenue of $364,413 or 8% from the nine-month period ended September 30, 1994 to the equivalent period in 1995 was primarily attributable to rental income, the major component of total rental revenue, which increased by $309,449 or 7.9%, from 1994 to 1995. Rental income is largely dependent upon three factors: equipment available for lease (average inventory), average on-hire (utilization) percentage and average daily rental rates. Average inventory increased by 3.9%, average utilization increased by three percentage points, and average daily rental rates decreased 0.8% from the nine-month period ended September 30, 1994 to the nine-month period ended September 30, 1995. The General Partners do not expect the increase in utilization to continue over the short-term, because utilization has begun to decrease in the last quarter of 1995, and because the General Partners believe that demand for twenty-foot and forty-foot containers may be starting to decrease from this year's earlier levels. Demand for forty-foot high cube containers appears unchanged, however. Utilization and/or rental rates may also be affected by economic factors relating to the Partnership's lessees. As noted above, the Partnership's principal lessees, shipping lines, are currently anticipating over-capacity, which may adversely affect rental payments and/or rates. Any growth in rental rates has also been restrained by quantity rate discounts granted to the Partnership's larger container lessees.

Substantially all of the Partnership's rental revenue was generated from the leasing of the Partnership's Equipment under short-term operating leases. There were eight direct financing leases at September 30, 1995.

The balance of total revenue consisted of other lease-related items, primarily income from charges to the lessees for handling and returning containers less credits granted to the lessees for leasing containers from less desirable locations (location income). For the nine-month period ended September 30, 1995, the total of these other revenue items increased by $54,964 or 9.7% over the equivalent period in 1994. The primary cause of the increase in other revenue was location income which increased by $109,899 from the nine-month period ended September 30, 1994 to the nine-month period ended September 30, 1995. The increase in location income is largely due to higher demand, which drives drop-off charges on recovery accounts and pickup charges on new units.

Direct container expenses, excluding bad debt expense, decreased by $206,931, or 24%, from the nine-month period ended September 30, 1994 to the equivalent period in 1995. The primary components of this decrease were costs incurred for storage (which decreased by $80,472 between the two periods), maintenance and repair costs (which decreased by $81,020 between periods), costs incurred for the repositioning of containers (which decreased by $30,570 between periods), and expenses accrued under a damage protection plan (which decreased by $37,234 between periods). Storage costs declined due to higher utilization rates in the first nine months of 1995 compared to the same period in 1994. Maintenance and repair costs decreased due to fewer units being returned which required repairs during the nine-month period ending September 30, 1995 compared to the equivalent period in 1994 and a lower average cost to repair units in the first nine months of 1995 compared to the same period in 1994. Repositioning costs decreased due to the decline in the number of units requiring repositioning.

Bad debt expense decreased by $16,590 from the nine-month period ending September 30, 1994 to the same period in 1995.

Depreciation expense decreased by $55,244, or 4%, from the nine-month period ended September 30, 1994 to the same period in 1995. This decrease is primarily attributable to certain equipment, acquired used, which has now been fully depreciated.

Management fees to affiliates were $28,197 higher in the first nine-month period of 1995 than in the first nine-month period of 1994 due to an increase in incentive management fees resulting from a higher distribution rate to limited partners. Management fees as a percent of gross revenue were 9% for the nine-month period ended September 30, 1995 compared to 9.1% of gross revenue for the same period in 1994. Equipment management fees were 7.1% of gross revenue for the nine-month period ended September 30, 1995 and 7.3% of gross revenue for the equivalent period in 1994. Incentive management fees were 1.9% of gross revenue for the nine-month period ended September 30, 1995 and 1.8% of gross revenue for the nine-month period ended September 30, 1994.

General and administrative costs to affiliates increased by $17,552 from the nine-month period ended September 30, 1995 to the same period in 1994. This increase was primarily the result of an increase in overhead costs allocable to the Partnership due to its larger fleet size.

Other income (expense) includes a gain on sales of equipment of $190,575 for the nine-month period ended September 30, 1995 compared to a gain of $127,156 for the nine-month period ended September 30, 1994. Interest income decreased by $2,405 from the nine-month period ended September 30, 1994 to the comparable period in 1995. Interest expense decreased by $11,315 from the nine-month period ended September 30, 1994 to the nine-month period ended September 30, 1995, due to termination of the credit facility.

Net earnings increased from $1,314,845 for the nine-month period ended September 30, 1994 to $1,973,273 for the nine-month period ended September 30, 1995 for the reasons noted above.

The following is a comparative analysis of the results of operations for the three-month periods ended September 30, 1995 and 1994.

The Partnership's income from operations for the three-month period ended September 30, 1995 increased by $132,589 or 34% compared to the same period in 1994, on gross rental revenues of $1,582,026 and $1,545,750, respectively. The increase in total revenue of $36,276 or 2.3% from the three-month period ended September 30, 1994 to the equivalent period in 1995 was primarily attributable to rental income, the major component of total rental revenue, which increased by $96,066 or 7.2%, from 1994 to 1995.

Rental income, which excludes other rental-related revenue such as location, handling, and damage protection plan income, is largely dependent upon three factors: equipment available for lease (average inventory), average on-hire (utilization) percentage and average daily rental rates. Average inventory increased by 5.2%, average utilization increased by three percentage points, and average daily rental rates increased by 1% from the three-month period ended September 30, 1994 to the comparable period ended September 30, 1995.

The balance of total revenue for the three months ended September 30, 1995 was $152,114 compared to $211,906 for the same period in 1994, a decrease of $59,793 or 28%. The primary component of this net decrease was a decrease in income from charges to the lessees under the damage protection plan. The decrease in revenue from lessees under the damage protection plan was due to the cancellation of this coverage by a large lessee.

Direct container expenses, excluding bad debt expense, decreased by $71,541, or 26%, from the three-month period ended September 30, 1994 to the equivalent period in 1995. The primary components of this decrease were costs incurred for storage (which decreased by $8,152 due to an increase in utilization of three percentage points between the periods), maintenance and repair costs (which decreased by $39,390 between periods mainly due to a lower provision for containers held for repair), and expenses accrued under the damage protection plan (which decreased by $21,388 between periods).

Bad debt expense decreased by $19,055 from the three-month period ended September 30, 1994 to the same period in 1995.

Depreciation expense decreased by $404 from the three-month period ended September 30, 1995 to the equivalent period in 1994. Management fees to affiliates were $2,477 higher in the three months ended September 30, 1995 than in the same period in 1994. General and administrative costs to affiliates increased by $4,900 or 4.9% from the three-month period ended September 30, 1994 when compared with the same period in 1995.

Other income (expense) includes a gain on sales of equipment of $108,876 for the three-month period ended September 30, 1995 compared to a gain of $45,649 for the three-month period ended September 30, 1994. Interest income increased by $1,076 from the three-month period ended September 30, 1994 to the comparable period in 1995. There was no interest expense incurred for the three months ended September 30, 1994 and 1995.

Net earnings increased from $443,930 for the three-month period ended September 30, 1994 to $640,822 for the three-month period ended September 30, 1995 for the reasons noted above.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines that transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees rather than the geographic location of the Equipment or the domicile of the lessees. The Partnership's containers are generally operated on the international high seas rather than on the domestic waterways. The Partnership's Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of September 30, 1995 which would result in such risk materializing.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Date:  November 13, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature              Title                                Date



/s/Susan L. Fiddaman   President (Principal Executive       November 13, 1995
--------------------
Susan L. Fiddaman      Officer) and Director



/s/John R. Rhodes      Executive Vice President,            November 13, 1995
--------------------
John R. Rhodes         (Principal Financial and
                       Accounting Officer),
                       Secretary and Treasurer

                  Exhibit Index

Ex. 27  Financial Data Schedule