Form 10-Q/A
period 1995-06-30
TCC EQUIPMENT INCOME FUND
filed 1995-12-06
CIK 820083

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington DC 20549

                                    FORM 10Q/A

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

                     QUARTERLY REPORT ON FORM 10-Q FOR THE
                          QUARTER ENDED JUNE 30, 1995

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

NOTE 5.RENTALS UNDER OPERATING LEASES

   The following is a schedule by year of minimum future rentals receivable on noncancelable operating leases as of June 30, 1995:

        Year ending June 30:

        1996 ..............................   $637,686
        1997 ..............................   148,467
        1998 ..............................      6,035
                                             --------
        Total minimum future rentals          $792,188
        receivable                            -------

NOTE 6.DIRECT FINANCING LEASES

   The components of the net investment in direct financing leases as of June 30, 1995 are as follows:

    Future minimum lease payments receivable   $1,088,406
    Residual value ...............                  5,032
    Less:  unearned income .......               (197,443)
                                                 --------
    Net investment in direct financing leases  $  895,995
                                                  =======

   The following is a schedule by year of minimum lease payments receivable under the eight direct financing leases as of June 30, 1995:

        Year ending June 30:

        1996 ..........................          $393,544
        1997 ..........................           383,256
        1998 ..........................           311,606
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

Date: December 6, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                Title                    Date

/s/Susan L. Fiddaman   President (Principal
----------------------
Susan L. Fiddaman      Executive Officer)         December 6, 1995
                       and Director


/s/John R. Rhodes      Executive Vice President,  December 6, 1995
----------------------
John R. Rhodes         (Principal Financial and
                       Accounting Officer),
                       Secretary and Treasurer

                                 Exhibit Index

EX. 27 Financial Data Schedule