Form 10-K
period 1995-12-31
TCC EQUIPMENT INCOME FUND
filed 1996-03-29
CIK 820083

                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                    FORM 10K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                         COMMISSION FILE NUMBER 0-17688

          TCC EQUIPMENT INCOME FUND (A CALIFORNIA LIMITED PARTNERSHIP)
             (Exact name of Registrant as specified in its charter)

           CALIFORNIA                                            94-3045888
  (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)

 650 CALIFORNIA STREET, 16TH FLOOR, SAN FRANCISCO, CA               94108
         (Address of Principal Executive Offices)                 (ZIP Code)

                                 (415) 434-0551
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                       NONE

Securities registered pursuant to Section 12(g) of the Act:

               LIMITED PARTNERSHIP DEPOSITARY UNITS (THE "UNITS")
                                (TITLE OF CLASS)

              LIMITED PARTNERSHIP INTERESTS (UNDERLYING THE UNITS)
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within 60 days prior to the date of the filing.

Not Applicable.

Documents Incorporated by Reference

The Registrant's Prospectus as contained in Post-effective Amendment No. 2 to the Registrant's Registration Statement, as filed with the Commission on November 30, 1988 as supplemented by Supplement No. 6 filed with the Commission under Rule 424(b)(3) of the Securities Act of 1933 on October 16, 1989.

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

(a)      General Development of Business

         The Registrant is a California Limited Partnership formed as of August 3, 1987 with an initial capitalization of $100 to purchase, own, operate, lease, and sell equipment used in the containerized cargo shipping industry. The Registrant commenced offering units representing limited partnership interests (Units) to the public on October 26, 1987 in accordance with its Registration Statement and ceased to offer such Units as of October 26, 1989. The Registrant raised a total of $29,491,080 from the offering.

         See Item 10 herein for a description of the Registrant's General Partners.

(b)      Financial Information About Industry Segments

         Inapplicable.

(c)      Narrative Description of Business

(c)(1)(i) A container leasing company generally, and the Registrant specifically, is an operating business comparable to a rental car business. A customer can lease a car from a bank leasing department for a monthly charge which represents the cost of the car, plus interest, amortized over the term of the lease; or the customer can rent the same car from a rental car company at a much higher daily lease rate. The customer is willing to pay the higher daily rate for the convenience and value-added features provided by the rental car company, the most important of which is the ability to pick up the car where it is most convenient, use it for the desired period of time, and then drop it off at a location convenient to the customer. Rental car companies compete with one another on the basis of lease rates, availability of cars, and the provision of additional services. They generate revenues by maintaining the highest lease rates and the highest utilization factors that market conditions will allow, and by augmenting this income with proceeds from sales of insurance, drop-off fees, and other special charges. A large percentage of lease revenues earned by car rental companies are generated under corporate rate agreements wherein, for a stated period of time, employees of a participating corporation can rent cars at specific terms, conditions and rental rates. Buying the cars at fleet prices and selling them in the secondary market are also key elements to the successful operation of a rental car business.

              Container leasing companies and the Registrant operate in a similar manner by owning and leasing a worldwide fleet of new and used transportation containers to international shipping companies hauling various types of goods among numerous trade routes. Each container is normally subject to drop-off and other special handling fees in addition to a daily rental rate, and all lessees must either provide physical damage and liability insurance or purchase a damage waiver from the Registrant, in which case the Registrant agrees to pay the cost of repairing any physical damage to containers caused by lessees. Container leasing companies compete with one another on the basis of lease rates, availability of equipment and services provided. Revenues and profits are generated by maintaining the highest lease rates and the highest equipment utilization factors allowed by market conditions. Rental revenues from containers result primarily under master leases which are comparable to the corporate rate agreements used by rental car companies. The master leases provide that container leasing customers, for a specified period of time, may rent containers at specific terms, conditions and rental rates. Although the terms of the master lease governing each container do not vary, the number of containers in use can vary from time to time within the term of the master lease. The terms and conditions of the master lease are similar to a

              "triple net lease" wherein the lessee pays a daily rental rate for the entire time the container is in his possession (whether or not he is actively using it), is responsible for any damage, and must insure the container against liabilities. Rental car companies usually purchase only new cars, but since containers are completely standardized, a used container in serviceable condition usually rents for the same rate as a new one although the purchase price is lower. The Registrant also sells containers in the course of its business if opportunities arise or at the end of the container's useful life. See "Business of the Partnership" in Registrant's Prospectus, as supplemented.

(c)(1)(ii)    Inapplicable.

(c)(1)(iii)   Inapplicable.

(c)(1)(iv)    Inapplicable.

(c)(1)(v)     Inapplicable.

(c)(1)(vi)    Inapplicable.

(c)(1)(vii) No single lessee had rental billing for the year ended December 31, 1995 which was 10% or more of the total rental billing of the Registrant.

(c)(1)(viii)  Inapplicable.

(c)(1)(ix)    Inapplicable.

(c)(1)(x) There are approximately 70 container leasing companies of which the top ten control approximately 94% of the total equipment held by all container leasing companies. The top three container leasing companies control approximately 59% of the total equipment held by all container leasing companies. Genstar, which controls approximately 28% of the equipment held by container leasing companies, is dominant in the industry. Textainer Equipment Management Limited, an Associate General Partner of the Registrant and the manager of its marine container equipment, is the fourth largest container leasing company and controls approximately 8% of the equipment held by all container leasing companies. The Registrant alone is not a material participant in the worldwide container leasing market. The principal methods of competition are price and the provision of worldwide service to the international shipping community.

(c)(1)(xi)    Inapplicable.

(c)(1)(xii)   Inapplicable.

(c)(1)(xiii)  The Registrant has no employees. Textainer Financial Services
              Corporation (TFS), the Managing General Partner of the Registrant, is responsible for the overall management of the Business of the Registrant and has 24 employees. Textainer Equipment Management Limited (TEM), an Associate General Partner, is responsible for the management of the leasing operations of the Registrant and has a total of 149 employees.

(d)           Financial Information About Foreign and Domestic Operations and
              Export Sales.

              The Registrant is involved in the leasing of shipping containers to international shipping companies for use in world trade and approximately 14.18%, 16.63%, and 14.58%, respectively, of the Registrant's rental revenue during years ended December 31, 1995, 1994, and 1993, respectively, was derived from operations sourced or terminated domestically. These percentages do not reflect the proportion of the Partnership's income from operations generated from the domestic market. Substantially all of the Partnership's income from operations is derived from assets employed in foreign operations. See "Business of the Partnership" and "Risk Factors" in the Registrant's Prospectus, as supplemented.

ITEM 2. PROPERTIES.

As of December 31, 1995, the Registrant owned the following types and quantities of shipping equipment:

20 foot standard dry freight containers        3,405
20 foot refrigerated containers                  122
40 foot standard dry freight containers        3,701
40 foot high cube dry freight containers       1,243
                                               -----
                                               8,471
                                               =====

As of December 31, 1995, approximately 88% of these shipping and domestic storage containers were on lease to international shipping companies and to the varied users of its domestic storage containers, and the balance were being stored at a large number of storage depots located worldwide.

For information about the Registrant's property, see "Business of the Partnership" in the Registrant's Prospectus, as supplemented.

ITEM 3. LEGAL PROCEEDINGS.

Neither the Registrant nor the managing general partner is subject to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

Inapplicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)         Market Information.

(a)(1)(i) The units of limited partnership interest in the Registrant are not publicly traded and there is no established trading market for such Units. The Registrant has a program whereby Limited Partners may redeem Units for a specified redemption price.

(a)(1)(ii)      Inapplicable.

(a)(1)(iii)     Inapplicable.

(a)(1)(iv)      Inapplicable.

(a)(1)(v)       Inapplicable.

(a)(2)      Inapplicable.

(b)      Holders.

(b)(1) As of January 1, 1996, there were 2,101 holders of record of limited partnership interests in the Registrant.

(b)(2)   Inapplicable.

(c)      Dividends.

Inapplicable.

For details of the distributions which are made quarterly by the Registrant to its limited partners, see Item 6, "Selected Financial Data."

ITEM 6. SELECTED FINANCIAL DATA.

                                                                       Year Ended December 31,
                                -----------------------------------------------------------------------------------------------
                                      1995                 1994                1993                1992                1991
                                      ----                 ----                ----                ----                ----
Rental Income ...........       $    6,478,921            6,158,415           5,994,130           6,785,018           6,866,582

Net Earnings ............       $    2,668,349            1,791,968           1,569,929           2,372,318           2,567,957

Net Earnings Per Unit
  of Limited Partnership
  Interest ..............       $         1.79                 1.20                1.04                1.58                1.72

Distributions Per Unit of
  Limited Partnership
  Interest ..............       $         1.95                 1.68                2.20                2.40                2.40

Distributions Per Unit of
  Limited Partnership
  Interest representing
  a return of capital ...       $         0.16                 0.48                1.16                0.82                0.68

Total Assets ............       $   21,422,886           20,638,327          21,887,608          23,232,704          24,573,944



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the years ended December 31, 1995, 1994 and 1993. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

LIQUIDITY AND CAPITAL RESOURCES

From October 1987 until October 1989 the Partnership was involved in the offering of limited partnership interests to the public. On October 26, 1989, the Partnership's offering of limited partnership interests was closed at $29,491,080.

The Partnership has set up a program whereby limited partners may redeem units for a specified redemption value. The redemption price is set by formula and varies depending on length of time the units are outstanding. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. The Partnership paid $9,553 for the redemption of 1,250 units for the year ended December 31, 1995 and $13,511 for the redemption of 1,525 units for the equivalent period in 1994. The Partnership has used cash flow from operations to pay for the redeemed units. Although payments for redeemed units decrease the cash available for reinvestment in equipment, the Partnership believes that the redemption of units may have a positive effect on the remaining limited partners because the future income and losses attributable to the redeemed units will now be allocated to the remaining limited partners on a pro rata basis.

Prior to its distribution or reinvestment in additional equipment, the Partnership invests working capital and cash flow from operations in short-term, highly liquid investments. It is the policy of the Partnership to maintain a minimum working capital reserve in an amount which is the lesser of (i) 1% of capital contributions or (ii) $100,000. At December 31, 1995, the Partnership's cash of $492,266 was primarily invested in a market-rate account.

During the year ended December 31, 1995, the Partnership declared cash distributions to limited partners pertaining to the fourth quarter of 1994 and the first three quarters of 1995, in the amount of $2,871,656. These distributions represent 9% of original capital (measured on an annualized basis) on each unit pertaining to the fourth quarter of 1994 and 10% of original capital (measured on an annualized basis) on each unit for the first through the third quarters of 1995. On a cash basis, all of those distributions were from operations. On a GAAP basis, $240,553 of these distributions were a return of capital and the balance was from net earnings.

For the year ended December 31, 1995, the Partnership had net cash provided by operating activities of $4,529,450 compared with net cash provided by operating activities of $3,495,637 for the equivalent period in 1994. This increase was primarily attributable to an increase in rental income of 5% and a decrease in direct container expenses of 22%. Rental revenue increased due to higher utilization rates and average fleet size. Direct container expenses decreased mainly due to decreases in storage and maintenance and repair costs as a result of higher utilization. The average collection period of accounts receivable improved slightly from 137 days in 1994 to 133 days in 1995.

While net cash from operating activities has improved, the Partnership's principal lessees, shipping lines, are currently anticipating over-capacity, due to the delivery of new ships. This over-capacity may cause shipping lines to reduce freight rates, which could affect the profitability of their business, resulting in the possibility of delays in the remittance of rental payments, pressure on container rental rates, and in extreme cases, bankruptcy of some shipping lines.

Net cash used in investing activities (the purchase and sale of rental equipment) for the year ended December 31, 1995 was $1,755,314 and was fairly consistent with net cash used in investing activities of $1,745,117 for equivalent period of 1994.

RESULTS OF OPERATIONS

The Partnership's operations, which consist of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses were directly related to the size of the container fleet ("inventory") during the years ended December 31, 1995, 1994 and 1993. The following is a summary of the equipment (in units) available for lease during those periods:

                                                 1995          1994          1993
                                                 ----          ----          ----
Opening inventory.......................        8,245         8,140          7,682
Closing inventory.......................        8,471         8,245          8,140
Average.................................        8,358         8,193          7,911

Rental income and direct container expenses are affected by lease utilization percentages for the equipment which were 90%, 88% and 81% on average during the years ended December 31, 1995, 1994 and 1993, respectively.

The following is a comparative analysis of the results of operations for the years ended December 31, 1995, 1994 and 1993.

The Partnership's income from operations for the years ended December 31, 1995 and 1994 was $2,446,530 and $1,617,978, respectively, on rental income of $6,478,921 and $6,158,415, respectively. The increase in rental income of $320,506, or 5% from the year ended December 31, 1994 to 1995 was primarily attributable to income from container rentals, the major component of total revenue, which increased by $304,969, or 6%, from 1994 to 1995. Income from container rentals is largely dependent upon three factors: equipment available for lease (average inventory), average on-hire (utilization) percentage, and average daily rental rates. Average inventory increased 2%, average on-hire utilization increased by two percentage points and average daily rental rates were fairly stable from the year ended December 31, 1994 to the year ended December 31, 1995. The General Partners do not expect the increase in utilization to continue over the short-term, because utilization began to decrease in the last quarter of 1995 and has continued to decline for all Equipment types owned by the Partnership in the first quarter of 1996. Utilization and/or rental rates may also be affected by economic factors relating to the Partnership's lessees. As noted above, the Partnership's principal lessees, shipping lines, are currently anticipating over-capacity, which may adversely affect rental payments and/or rates. Any growth in rental rates has also been restrained by quantity rate discounts granted to the Partnership's larger container lessees.

The Partnership's income from operations for the years ended December 31, 1994 and 1993 was $1,617,978 and $1,444,941, respectively, on rental income of $6,158,415 and $5,994,130, respectively. The increase in rental income of $164,285, or 3% from the year ended December 31, 1993 to 1994 was primarily attributable to rental income from container rentals, the major component of total revenue, which increased by $163,827 from 1993 to 1994. Average inventory increased 3.6%, average daily rental rates decreased 5% and average on-hire utilization increased 8.6%, from the year ended December 31, 1993 to the year ended December 31, 1994.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's containers under short-term operating leases. There were seven direct financing leases at December 31, 1995, 1994 and 1993.

The balance of rental income consists of other lease-related items, primarily income from charges to the lessees for handling and returning containers less credits granted to the lessees for leasing containers from less desirable locations (location income), income from handling and returning marine containers and income from charges to lessees for a damage protection plan. For the year ended December 31, 1995, the total of these other revenue items increased by $15,537 or 2% over the equivalent period in 1994. The primary cause of the increase in other revenue was location income, which increased by $107,567, tempered by decreases in handling income of $48,507 and damage protection plan income of $39,964. The increase in location income is largely due to higher demand, which drives drop-off charges on recovery accounts and pickup charges on new units. The decrease in revenue from lessees under the damage protection plan was primarily due to the cancellation of this coverage by a large lessee. Handling income decreased primarily due to increased utilization and a decrease in per unit charges to lessees for handling and returning containers. For the year ended December 31, 1994, the total of these other revenue items increased slightly over the equivalent period in 1993, primarily due to an increase in charges to the lessees of $58,847 for pickup of containers in prime locations.

Direct container expenses, excluding bad debt expense, decreased by $243,372, or 22% from the year ended December 31, 1994 to the same period in 1995. The primary components of this decrease were costs incurred for storage (which decreased by $69,415), maintenance and repair costs (which decreased by $59,760) and expenses accrued under the damage protection plan (which decreased by $54,921). Storage costs declined due to higher utilization rates in the year ended December 31, 1995 compared to the same period in 1994. Maintenance and repair costs decreased due to fewer units being returned which required repairs and a lower average cost to repair units in the year ended December 31, 1995 compared to the equivalent period in 1994.

Direct container expenses, excluding bad debt expense, decreased by $260,770, a 19% decrease from the year ended December 31, 1993 to the same period in 1994. The primary components of this decrease were lower costs incurred for storage, repositioning and repair expenses. Storage costs decreased due to an increase in average on-hire (utilization) percentage from 81% during the year ended December 31, 1993 to 88% during the year ended December 31, 1994. Repositioning costs decreased by $33,532 from the year ended December 31, 1993 to the year ended December 31, 1994 due to a reduced need to relocate equipment to more desirable locations because of improved utilization.

Bad debt expense decreased by $200,727 from the year ended December 31, 1994 to the equivalent period in 1995 due to lower specific reserve requirements in the year ended December 31, 1995 (primarily for two specific lessees which did not need significant additional reserves in 1995). Bad debt expense increased by $319,561 from the year ended December 31, 1993 to the same period in 1994 due to an increase in the bad debt reserve for several lessees.

Depreciation expense decreased by $105,472 or 5% from the year ended December 31, 1994 to the same period in 1995. Similarly, depreciation expense decreased by $103,251 or 5% from the year ended December 31, 1993 to the same period in 1994. These decreases were primarily attributable to certain equipment, acquired used, which has now been fully depreciated.

Management fees to affiliates were $17,677 higher in the year ended December 31, 1995 than in the same period of 1994, primarily due to an increase in incentive management fees resulting from a higher distribution rate to limited partners. Incentive management fees are based on the distributions made to general and limited partners; these distributions ranged from 9% and 10% during 1995 as compared to 8% to 8.75% during 1994.

Management fees to affiliates were $18,473 lower in the year ended December 31, 1994 than in the same period of 1993, primarily due to lower incentive management fees. Distributions made to general and limited partners were reduced from 12% to 8% effective July 1993. The distribution rate increased from 8% in the last half of 1993 to 8.25% in the first quarter of 1994, 8.5% the second quarter and 8.75% the third quarter.

General and administrative costs to affiliates increased by 4%, or $14,441, in the year ended December 31, 1995 compared to the same period in 1994. The increase was primarily the result of an increase in overhead costs allocable to the Partnership due to its larger fleet size. General and administrative costs to affiliates increased by 17%, or $58,103 in the year ended December 31, 1994 compared to the same period in 1993, primarily due to an increase of 14% in the per unit rate of overhead costs allocated by TEM.

Other income (expense) includes a gain on sales of equipment of $213,088 for the year ended December 31, 1995 compared to a gain of $169,914 for the equivalent period ended 1994. Interest income decreased by $3,131 from the twelve-month period ended December 31, 1994 to the comparable period in 1995. Interest expense decreased by $7,786 from the year ended December 31, 1994 to the same period ended 1995, due to termination of the credit facility.

For the year ended December 31, 1994, other income (expense) includes a gain on sales of equipment of $169,914 compared to a gain of $121,884 for the equivalent period ended 1993. Interest income decreased by $1,729 from the twelve-month period ended December 31, 1993 to the comparable period in 1994. Interest expense decreased by $2,701 from the year ended December 31, 1993 to the same period ended 1994.

Net earnings per limited partnership unit increased from $1.20 to $1.79 per unit from the year ended December 31, 1994 to the same period in 1995, reflecting the increase in net earnings from $1,791,968 to $2,668,349 for the respective periods. Similarly, net earnings per limited partnership unit increased from $1.04 to $1.20 per unit from the year ended December 31, 1993 to the year ended December 31, 1994, reflecting the increase in net earnings from $1,569,929 in 1993 to $1,791,968 in 1994.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership is engaged in the international marine transportation industry and its containers are generally operated on the international high seas rather than on domestic waterways. As described in the prospectus under the caption "Business Risks: Economic Factors Affecting Profitability", the Partnership's Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions which would result in such risk materializing.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

        Attached pages 10 to 22.

                          Independent Auditors' Report

The Partners
TCC Equipment Income Fund:

We have audited the accompanying balance sheets of TCC Equipment Income Fund (a California limited partnership) as of December 31, 1995 and 1994, and the related statements of earnings, partners' capital and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TCC Equipment Income Fund as of December 31, 1995 and 1994, and the results of its operations, its partners' capital, and its cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

                              KPMG Peat Marwick LLP

San Francisco, California
March 27, 1996

                            TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                           December 31, 1995 and 1994


                                                                1995                1994
                                                            ------------        ------------
ASSETS
Container rental equipment, net of accumulated
   depreciation of $ 10,681,157 (1994: $ 9,656,249)         $ 17,317,426          16,810,863
Net investment in direct financing leases (note 4)               759,112           1,018,419
Cash and cash equivalents (note 1)                               492,266             192,155
Accounts receivable, net of allowance
   for doubtful accounts of $ 660,862 (1994: $620,537)         1,704,893           1,686,100
Due from affiliates (note 2)                                   1,139,152             920,047
Prepaid expenses                                                  10,037              10,743
                                                            ------------        ------------

                                                            $ 21,422,886          20,638,327
                                                            ============        ============

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accounts payable                                         $    150,120             135,417
   Accrued liabilities                                           400,263             273,846
   Accrued damage protection plan costs (note 1)                 129,304             145,061
   Due to affiliates (note 2)                                    508,706              25,060
   Equipment purchases payable                                   430,319               4,663
                                                            ------------        ------------

       Total liabilities                                       1,618,712             584,047
                                                            ------------        ------------

Partners' capital:
   General partners                                              (36,061)            (36,061)
   Limited partners                                           19,840,235          20,090,341
                                                            ------------        ------------

       Total partners' capital                                19,804,174          20,054,280
                                                            ------------        ------------

                                                            $ 21,422,886          20,638,327
                                                            ============        ============


See accompanying notes to financial statements

                            TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                             STATEMENTS OF EARNINGS
                  Years ended December 31, 1995, 1994 and 1993


                                                                     1995               1994               1993
                                                                 -----------        -----------        -----------

Rental Income                                                    $ 6,478,921          6,158,415          5,994,130
                                                                 -----------        -----------        -----------

Costs and expenses:
   Direct container expenses                                         882,054          1,125,426          1,386,196
   Bad debt expense                                                  213,415            414,142             94,581
   Depreciation and amortization                                   1,856,924          1,962,396          2,080,017
   Professional fees                                                  35,088             26,469             19,369
   Management fees to affiliates (note 2)                            559,046            541,369            559,842
   General and administrative costs to affiliates (note 2)           418,050            403,609            345,506
   Other general and administrative costs                             67,814             67,026             63,678
                                                                 -----------        -----------        -----------

                                                                   4,032,391          4,540,437          4,549,189
                                                                 -----------        -----------        -----------

   Income from operations                                          2,446,530          1,617,978          1,444,941
                                                                 -----------        -----------        -----------

Other income (expense):
   Interest income                                                    12,260             15,391             17,120
   Interest expense                                                   (3,529)           (11,315)           (14,016)
   Gain on sales of containers (note 6)                              213,088            169,914            121,884
                                                                 -----------        -----------        -----------

                                                                     221,819            173,990            124,988
                                                                 -----------        -----------        -----------

    Net earnings                                                 $ 2,668,349          1,791,968          1,569,929
                                                                 ===========        ===========        ===========

Allocation of net earnings (note 1):
   General partners                                              $    37,246             24,942             32,768
   Limited partners                                                2,631,103          1,767,026          1,537,161
                                                                 -----------        -----------        -----------

                                                                 $ 2,668,349          1,791,968          1,569,929
                                                                 ===========        ===========        ===========

Limited partners' per unit share
   of net earnings                                               $      1.79               1.20               1.04
                                                                 ===========        ===========        ===========

Limited partners' per unit share
   of distributions                                              $      1.95               1.68               2.20
                                                                 ===========        ===========        ===========

Weighted average number of limited
   partnership units outstanding                                   1,472,471          1,474,143          1,474,554
                                                                 ===========        ===========        ===========



See accompanying notes to financial statements

                            TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' CAPITAL
                  Years ended December 31, 1995, 1994 and 1993


                                                    PARTNERS' CAPITAL
                                    -------------------------------------------------
                                      GENERAL            LIMITED             TOTAL
                                    -----------        -----------        -----------
Balances at December 31, 1992       $   (36,061)        22,512,894         22,476,833

Distributions                           (32,768)        (3,244,019)        (3,276,787)
Net earnings                             32,768          1,537,161          1,569,929
                                    -----------        -----------        -----------

Balances at December 31, 1993           (36,061)        20,806,036         20,769,975
                                    -----------        -----------        -----------

Distributions                           (24,942)        (2,469,210)        (2,494,152)
Redemptions (note 1)                       --              (13,511)           (13,511)
Net earnings                             24,942          1,767,026          1,791,968
                                    -----------        -----------        -----------

Balances at December 31, 1994           (36,061)        20,090,341         20,054,280
                                    -----------        -----------        -----------

Distributions                           (37,246)        (2,871,656)        (2,908,902)
Redemptions (note 1)                       --               (9,553)            (9,553)
Net earnings                             37,246          2,631,103          2,668,349
                                    -----------        -----------        -----------

Balances at December 31, 1995       $   (36,061)        19,840,235         19,804,174
                                    ===========        ===========        ===========



See accompanying notes to financial statements

                            TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1995, 1994 and 1993

                                                                       1995               1994               1993
                                                                    -----------        -----------        -----------
Cash flows from operating activities:
   Net earnings                                                     $ 2,668,349          1,791,968          1,569,929
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
          Depreciation                                                1,856,924          1,962,396          2,065,647
          Increase in allowance for doubtful accounts                    40,325            390,387            104,984
          Gain on sale of rental equipment                             (213,088)          (169,914)          (121,884)
          Amortization of organization costs                               --                 --               14,370
   Changes in assets and liabilities:
          Increase in accounts receivable                               (58,684)          (421,913)          (191,646)
          (Increase) decrease in due from affiliates, net              (151,582)          (181,403)           136,568
          Proceeds from principal payments on
               direct financing leases                                  261,137            237,145            199,871
          Decrease (increase) in prepaid expenses                           706             (1,621)              (241)
          Increase (decrease) in accounts payable and
             accrued liabilities                                        141,120            (95,163)           (35,556)
          (Decrease) increase in accrued damage
             protection plan costs                                      (15,757)           (16,245)            41,310
                                                                    -----------        -----------        -----------
                                                                      1,861,101          1,703,669          2,213,423
                                                                    -----------        -----------        -----------

                    Net cash provided by operating activities         4,529,450          3,495,637          3,783,352
                                                                    -----------        -----------        -----------

Cash flows from investing activities:
   Proceeds from sale of container rental equipment                     767,844            797,820          1,164,152
   Container purchases                                               (2,523,158)        (2,542,937)        (1,659,413)
                                                                    -----------        -----------        -----------

                   Net cash used in investing activities             (1,755,314)        (1,745,117)          (495,261)
                                                                    -----------        -----------        -----------

Cash flows from financing activities:
   Borrowings from affiliates                                           435,000               --                 --
   Redemptions of limited partnership units                              (9,553)           (13,511)              --
   Distributions to partners                                         (2,899,472)        (2,512,285)        (3,263,626)
                                                                    -----------        -----------        -----------

                   Net cash used in financing activities             (2,474,025)        (2,525,796)        (3,263,626)
                                                                    -----------        -----------        -----------

Net increase (decrease) in cash                                         300,111           (775,276)            24,465
Cash and cash equivalents at beginning of year                          192,155            967,431            942,966
                                                                    -----------        -----------        -----------

Cash and cash equivalents at end of year                            $   492,266            192,155            967,431
                                                                    ===========        ===========        ===========

Interest paid during the period                                     $     3,529             26,852             14,016
                                                                    ===========        ===========        ===========


See accompanying notes to financial statements

                            TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      STATEMENTS OF CASH FLOWS -- CONTINUED
                  Years ended December 31, 1995, 1994 and 1993

SUPPLEMENTAL DISCLOSURES:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of equipment purchases, distributions to partners, and proceeds from sale of container rental equipment which had not been paid or received by the Partnership as of December 31, 1995, 1994, 1993 and 1992, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows.

                                                                      1995           1994           1993           1992
                                                                      ----           ----           ----           ----
Equipment purchases included in:
   Due to affiliates ........................................       $ 43,970         11,591          3,788         37,245
   Equipment purchases payable ..............................        430,319          4,663        225,190           --

Distributions to partners included in:
   Due to affiliates ........................................         13,692          4,262         22,395          9,235

Proceeds from sale of container rental equipment included in:
   Accounts receivable ......................................          1,209            775          1,725         77,166
   Due from affiliates ......................................        228,965        168,279        146,862          2,821


The following table summarizes the amounts of equipment purchases, distributions to partners, and proceeds from sale of container rental equipment recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

                                            1995             1994             1993
                                            ----             ----             ----
Equipment purchases recorded .....       $2,981,193        2,330,213        1,851,146
Equipment purchases paid .........        2,523,158        2,542,937        1,659,413

Distributions to partners declared        2,908,902        2,494,152        3,276,787
Distributions to partners paid ...        2,899,472        2,512,285        3,263,626

Proceeds from sale of container
  rental equipment recorded ......          828,964          818,287        1,232,752
Proceeds from sale of container
  rental equipment received ......          767,844          797,820        1,164,152



See accompanying notes to financial statements

                            TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                  Years ended December 31, 1995, 1994 and 1993

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          (a)  NATURE OF OPERATIONS

          TCC Equipment Income Fund (TEIF or the Partnership), a California limited partnership, was formed on August 3, 1987 to engage in the business of owning, leasing and selling both new and used equipment related to the international containerized cargo shipping industry, including, but not limited to, containers, marine vessels, trailers, and other container-related equipment (the Equipment). TEIF offered units representing limited partnership interests (Units) to the public until October 26, 1989, the close of the offering period, when a total of 1,474,559 Units had been purchased for a total of $29,491,180.

          Textainer Financial Services Corporation (TFS) is the managing general partner of the Partnership (prior to its name change on April 4, 1994, TFS was known as Textainer Capital Corporation). TFS is a wholly-owned subsidiary of Textainer Capital Corporation (TCC) (prior to its name change on April 4, 1994, TCC was known as Textainer (Delaware), Inc.). Textainer Equipment Management Limited (TEM) (prior to being redomiciled on December 20, 1994, TEM was known as Textainer Equipment Management N.V.) and Textainer Limited (TL) are associate general partners of the Partnership. The managing general partner and the associate general partners are collectively referred to as the General Partners and are commonly owned by Textainer Group Holdings Limited
          (TGH). The General Partners also act in this capacity for other limited partnerships. Textainer Acquisition Services Limited (TAS) is an affiliate of the General Partners which performs services relative to the acquisition of Equipment outside the United States on behalf of the Partnership. TCC Securities Corporation (TSC), a licensed broker and dealer in securities and an affiliate of the General Partners, was the managing sales agent for the offering of Units for sale. The General Partners manage and control the affairs of the Partnership.

          (b)  BASIS OF ACCOUNTING

          The Partnership utilizes the accrual method of accounting. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for a one-year term and are classified as operating leases, or direct financing leases if they so qualify under Statement on Financial Accounting Standards No. 13:
          "Accounting for Leases". Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

          (c)  CASH EQUIVALENTS

          For purposes of the Statements of Cash Flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

          (d)  CONTAINER RENTAL EQUIPMENT

          The Equipment is carried at the lower of cost of the assets purchased, which includes acquisition fees, or the estimated recoverable value of such assets. Depreciation of new equipment is computed using the straight-line method over its estimated useful life of 12 years to a 28% salvage value. Used equipment is depreciated based upon its estimated remaining useful life at the date of acquisition (from 2 to 11 years). When assets are retired or otherwise

                            TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

          disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in income for the period.

          In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed" (SFAS 121). The Company adopted SFAS 121 during 1995. In accordance with SFAS 121, the Company periodically reviews the carrying value of the Equipment to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. There were no reductions to the carrying value of the Equipment made during 1995.

          (e)  NATURE OF INCOME FROM OPERATIONS

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

          (f)  ALLOCATION OF NET EARNINGS AND PARTNERSHIP DISTRIBUTIONS

          In accordance with the Partnership Agreement, net earnings or losses, syndication and offering costs and partnership distributions are allocated 1% to the General Partners and 99% to the limited partners, with the exception of gains on sales of containers. Such gains are allocated to the General Partners to the extent that their capital accounts' deficits exceed the portion of syndication and offering costs allocated to them. On termination of the Partnership, the General Partners shall be allocated gross income equal to their allocations of syndication and offering costs.

          Actual cash distributions to the limited partners differ from the allocated net earnings as presented in these financial statements because cash distributions are based on cash available for distribution. Cash distributions are paid to the general and limited partners on a quarterly basis in accordance with the provisions of the Partnership Agreement.

          (g)  INCOME TAXES

          The Partnership is not subject to income taxes. Accordingly, no provision for income taxes has been made. The Partnership files federal and state information returns only. Taxable income or loss is reportable by the individual partners.

          (h)  ACQUISITION FEES

          In accordance with the Partnership Agreement, acquisition fees are paid to the General Partners or TAS equal to 5% of the Equipment purchase price (see note 2). These fees are capitalized as part of the cost of the Equipment.

          (i)  DAMAGE PROTECTION PLAN

          The Partnership offers a Damage Protection Plan (the Plan) to lessees of its Equipment. Under the terms of the Plan, the Partnership earns additional revenues on a daily basis and, as a result, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the Partnership's obligation

                            TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

          for estimated repair costs. At December 31, 1995 and 1994, this reserve was equal to $129,304 and $145,061, respectively.

          (j)  WARRANTY CLAIM

          During 1992 and 1995, the Partnership settled warranty claims against an equipment manufacturer. The Partnership will amortize the settlement amounts over the remaining estimated useful life of the applicable equipment (seven years), reducing maintenance and repair costs over that time. At December 31, 1995 and 1994, the unamortized portion of the settlement amounts was equal to $323,707 and $172,400, respectively, and was included in accrued liabilities.

          (k) LIMITED PARTNERS' PER UNIT SHARE OF NET EARNINGS AND DISTRIBUTIONS

          Limited partners' per unit share of both net earnings and distributions were computed using the weighted average number of units outstanding during each year of the Partnership's operations which was 1,472,471, 1,474,143 and 1,474,554 during the years ended December 31,
          1995, 1994 and 1993, respectively.

          (l)  REDEMPTIONS

          The following redemption offerings were consummated by the Partnership during the years ended 1995 and 1994:

                                                   Average
                                     Units        Redemption
                                    Redeemed        Price         Amount Paid
                                    --------      ----------      -----------
Year ended December 31, 1994:

  3rd quarter ...............         1,525          $  8.86        $13,511
                                    =======                         =======

Year ended December 31, 1995:

  1st quarter ...............           500          $  7.96        $ 3,982
  4th quarter ...............           750          $  7.43          5,571
                                    -------                         -------
                                      1,250          $  7.64          9,553
                                    =======                         =======
Fund to date ................         2,775          $  8.31        $23,064
                                    =======                         =======


          The redemption price is fixed by formula and varies depending on the length of time the units are outstanding.

          (m)  FAIR VALUE OF FINANCIAL INSTRUMENTS

          To meet the reporting requirements of Financial Accounting Standards Board Statement No. 107, "Disclosures about Fair Value of Financial Instruments," the Company calculates the fair value of financial instruments and includes this additional information in the notes to the financial statements when the fair value is different than the book value of those financial instruments. At December 31, 1995, the fair value of the Company's financial instruments approximates the related book value of such instruments.

          (n)  RECLASSIFICATIONS

          Certain reclassifications, not affecting net earnings, have been made to prior year amounts in order to conform with the 1995 financial statement presentation.

                            TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

NOTE 2.  TRANSACTIONS WITH AFFILIATES

          During the offering period, the Partnership paid a managing sales agent fee to TSC of up to 9% of the gross proceeds from the sale of limited partnership units, from which TSC paid commissions to independent participating broker/dealers who participated in the offering. Additionally, the Partnership reimbursed the General Partners and TSC for certain organizational and offering costs, incurred in connection with the organization of the Partnership, up to a maximum of 5% of gross proceeds raised as allowed in the Partnership Agreement. These amounts, which totaled $3,606,105 were deducted as syndication and offering costs in the determination of net limited partnership contributions. Organization expenses, which resulted from the formation of the Partnership, were capitalized as organization costs and were fully amortized in 1993.

          As part of the operation of the Partnership, the Partnership is to pay to the General Partners (or TAS) an incentive management fee, an acquisition fee, an equipment management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $121,692, $110,963 and $88,430 of equipment acquisition fees as part of Equipment costs during the years ended December 31, 1995, 1994 and 1993, respectively, and incurred $124,286, $106,996, and $124,121 of incentive management fees during the same periods. No equipment liquidation fees were paid in 1995, 1994 or 1993.

          The Equipment of the Partnership is managed by TEM. Prior to selling its storage fleet in 1995 (note 6), TEM had entered into an agreement with its 100%-owned subsidiary, Textainer Storage Services (TSS) to manage storage containers. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's Equipment. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in the amount due from affiliates at December 31, 1995 and 1994. Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. Such fee is either retained by TEM or, prior to the sale of its storage fleet, such fees allocable to TSS were passed through by TEM for services rendered. In 1995, 1994 and 1993, equipment management fees totaled $434,760, $434,373, and $435,721, respectively. The Partnership's Equipment is or was leased by TEM and TSS to third party lessees on operating master leases, spot leases and term leases. The majority of the Partnership's leases are operating leases with limited lives and no purchase option.

          Certain indirect general and administrative costs incurred in performing administrative services necessary to the operation of the Partnership are borne by TEM (and, prior to the sale of the Partnership's storage fleet in 1995, TSS), and are allocated to the Partnership based on the ratio of the Partnership's interest in managed Equipment to the total equipment managed by TEM or TSS for the period. Indirect general and administrative costs allocated to the Partnership were $351,895, $338,611 and $306,557 for the years ended December 31, 1995, 1994 and 1993, respectively.

          TFS also incurred general and administrative costs of $66,155, $64,998 and $38,949 during 1995, 1994 and 1993 respectively, which were reimbursed by the Partnership.

          The General Partners, or TAS, may acquire Equipment in their own name and hold title on a temporary basis for the purpose of facilitating the acquisition of such Equipment for the Partnership. The Equipment may then be resold to the Partnership on an all-cash basis at a price equal to the actual cost, as defined in the Partnership Agreement. In addition, the General Partners, or TAS, are entitled to an acquisition fee for any Equipment resold to the Partnership.

                            TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

          At December 31, due from and to affiliates are comprised of:

                                 1995             1994
                                 ----             ----

Due from affiliates:
   Due from TEM and TSS       $1,139,152          920,047
                              ----------       ----------

                              $1,139,152          920,047
                              ==========       ==========
Due to affiliates:
   Due to TL ..........       $    1,948            1,038
   Due to TCC .........            4,610            6,928
   Due to TAS .........           37,420             --
   Due to TFS .........          464,094           17,094
   Due to TGH .........              634             --
                              ----------       ----------

                              $  508,706           25,060
                              ==========       ==========


          Included in the amounts due to TFS is $435,000 in loans used to facilitate equipment purchases. All other amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or in the accrual and payment of net rental revenues from TEM and TSS.

          Prior to July 1994, it was the policy of the Partnership and the General Partners to charge interest on intercompany balances outstanding for more than one month. Interest was charged at the prime rate plus 2%. As of July 1994, this policy was changed so that the Partnerships are not charged interest on intercompany balances except for loans on equipment purchases. The Partnership incurred interest expense of $3,529, $3,704 and $8,543, respectively, on intercompany balances payable to TFS and TEM for the years ended December 31, 1995, 1994 and 1993.

NOTE 3.   RENTALS UNDER OPERATING LEASES

          The following is a schedule by year of minimum future rentals receivable on noncancelable operating leases as of December 31, 1995:



Year ending December 31:
 1996 ..................................       $453,642
 1997 ..................................         47,964
                                              ---------

 Total minimum future rentals
   receivable...........................       $501,606
                                              =========


NOTE 4.   DIRECT FINANCING LEASES

          During 1990, the Partnership purchased and in turn leased 100 refrigerated containers for an eight-year term. The lease agreement provides the lessee with an option to purchase the containers for $1 at the expiration of the lease term. The total receivable over the term of the lease from inception is $2,980,440.

          During 1992, the Partnership converted 32 containers to two three-year term direct financing leases. The total receivable over the terms of the leases from inception is $42,270.


          During 1993, the Partnership converted 15 containers to one 23-month term, one two-year term and two three-year term direct financing leases. The total receivable over the terms of the leases from inception is $19,865.

                            TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

          During 1994, the Partnership converted 24 containers to four three-year term direct financing leases and one six-month term direct financing lease. The total receivable over the terms of the leases from inception is $56,323.

          During 1995, the Partnership converted two containers to one three-year term direct financing lease. The total receivable over the terms of the lease from inception is $3,395.

          The components of the net investment in direct financing leases as of December 31, 1995 and 1994 are as follows:

                                                    1995              1994
                                                    ----              ----

Future minimum lease payments receivable        $  889,461         1,281,070
Residual value ..........................            5,033             5,031
Less: unearned income ...................         (135,382)         (267,682)
                                                ----------        ----------

Net investment in direct financing leases       $  759,112         1,018,419
                                                ==========        ==========



          The following is a schedule by year of minimum lease payments receivable under the direct financing leases as of December 31, 1995:

Year ending December 31:

     1996 ..................................       $389,839
     1997 ..................................        376,354
     1998 ..................................        123,268
                                                   --------

     Total minimum lease payments receivable       $889,461
                                                   ========


          Rental income for the years ended December 31, 1995, 1994, and 1993 includes $134,609, $169,855 and $191,299, respectively, of income from direct financing leases.

NOTE 5.   INCOME TAXES

          At December 31, 1995, 1994 and 1993, there were temporary differences of $9,157,373, $10,529,060 and $8,239,633, respectively between the financial statement carrying value of certain assets and liabilities and the federal income tax bases of such assets and liabilities. The reconciliation of net income for financial statement purposes to net income (loss) for federal income tax purposes for the years ended December 31, 1995, 1994 and 1993 is as follows:

                            TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

                                                            1995               1994               1993
                                                            ----               ----               ----
Net income per financial statements .............       $ 2,668,349          1,791,968          1,569,929

Increase in provision for bad debt ..............            40,325            390,387            104,984
Depreciation for income tax purposes in excess of
  depreciation for financial statement purposes .        (1,144,318)        (2,257,319)        (2,120,056)
Gain on sale of fixed assets in excess of gain
  recognized for financial statement purposes ...           508,732            338,265            421,523
Increase (decrease) in damage protection
  plan reserve ..................................           (15,757)           (16,245)            41,310
Decrease in warranty claim ......................           (36,948)           (36,948)           (36,944)
Other ...........................................              --               (2,550)           (27,525)
                                                        -----------        -----------        -----------
Net income (loss) for
  federal income tax purposes ...................       $ 2,020,383            207,555            (46,779)
                                                        ===========        ===========        ===========


NOTE 6.   SALE OF STORAGE FLEET

          In August 1995, the Partnership sold its container storage fleet, managed by TSS, to an unrelated purchaser. The proceeds from the sale were $19,780 compared to the Partnership's cost basis in the equipment of $15,293. The resulting gain from the sale was $4,487. The Partnership has invested the proceeds from the sale into marine container rental equipment.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          There have been none.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Registrant has no officers or directors.

As described in the Prospectus, the Registrant's three original partners were TCC, TEM and TI which have comprised the Textainer Group. Effective October 1, 1993, the Textainer Group streamlined its organization by forming a new holding company, Textainer Group Holdings Limited (TGH), and the shareholders of the underlying companies which include the General Partners have accepted shares in TGH in exchange for their shares in the individual companies. Textainer Financial Services Corporation (TFS) is the managing general partner of the Partnership (prior to its name change on April 4, 1994, TFS was known as Textainer Capital Corporation). TFS is a wholly-owned subsidiary of Textainer Capital Corporation (TCC) (prior to its name change on April 4,1994, TCC was known as Textainer (Delaware) Inc.). Textainer Equipment Management Limited
(TEM) is an associate general partner of the Partnership. Textainer Inc. (TI) was an associate general partner of the Partnership through September 30, 1993 when it was replaced in that capacity by Textainer Limited (TL) pursuant to a corporate reorganization effective October 1, 1993 which caused TFS, TEM and TL to fall under the common ownership of Textainer Group Holdings Limited. (The managing general partner and associate general partners are collectively referred to as the General Partners). Pursuant to this restructuring, TI has transferred substantially all of its assets including all of its rights and duties as associate general partner to TL. This transfer is effective from October 1, 1993. The end result is that TFS, TEM and TL now serve as General Partners for the Registrant and are wholly-owned or substantially-owned subsidiaries of TGH. The General Partners also act in this capacity for three other limited partnerships as of December 31, 1995. Textainer Acquisition Services Limited (TAS) is an affiliate of the General Partners which performs services relative to the acquisition of Equipment outside the United States on behalf of the Partnership. TCC Securities Corporation (TSC), a licensed broker and dealer in securities and an affiliate of the General Partners, was the managing sales agent for the offering of Units for sale.

TFS, as the Managing General Partner, is responsible for managing the administration and operation of the Registrant, and for the formulation and administration of investment policies.

TEM, an Associate General Partner, manages all aspects of the operation of the Registrant's Equipment.

TL, an Associate General Partner, owns a fleet of container rental equipment which is managed by TEM. TL provides advice to the Partnershp regarding negotiations with financial institutions, manufacturers and equipment owners, and regarding the terms upon which particular items of Equipment are acquired.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

      Section 16(a) of the Securities Exchange Act of 1934 requires the Partnership's general partners, policy-making officials and persons who own more than ten percent of the Units to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of these reports must also be furnished to the Partnership.

      Based solely on a review of the copies of such forms furnished to the Partnership or on written representations that no forms were required to be filed, the Partnership believes that with respect to its most recent fiscal year ended December 31, 1995, all Section 16(a) filing requirements were complied with, except that Philip K. Brewer, Laura J. Cashion and Ernest J. Furtado all filed their initial statement of beneficial interest on Form 3 late. None of the foregoing failed to file or filed late any reports of transactions in the Units.

The directors and executive officers of the General Partners are as follows:

Name                        Age     Position
----                        ---     --------

Neil I. Jowell               62     Director and Chairman of TGH, TFS, TCC, TL and TEM
James E. Hoelter             56     President and CEO of TGH and TL, Vice President of TFS and TCC,
                                    Director of TGH, TFS, TCC, TEM, TL and TSC
John A. Maccarone            51     President and CEO of TEM, Director of TGH, TL, TEM, TFS, TCC and
                                    TSC
Susan L. Fiddaman            50     President and CEO of TFS, TCC and TSC, Director of TFS, TCC and
                                    TEM
John R. Rhodes               46     Executive Vice President and CFO of TGH, TL, TEM, TFS and TCC,
                                    Director of  TEM, TFS and TCC
Alex M. Brown                57     Director of TGH, TL, TEM, TFS, TCC and TSC
Harold J. Samson             74     Director of TGH, TL and TSC
Anthony C. Sowry             43     Vice President - Operations and Acquisitions for TEM
David A. Cornelius           31     Vice President - Far East for TEM
Jens W. Palludan             45     Vice President - Americas/Africa/Australia for TEM
Robert S.A. Goodall          38     Vice President - Europe/Middle East/India for TEM
Robert D. Pedersen           37     Senior Vice President - Marketing for TEM
Stefan Mackula               43     Vice President - Equipment Resale for TEM.
Ernest J. Furtado            40     Vice President, Finance and Assistant Secretary of TGH, TEM and TL
Richard G. Murphy            43     Vice President - Financial Administration for TEM
Janet S. Ruggero             47     Vice President - Administration and Marketing Services for TEM.
Adnan Z. Abou Ayyash         51     Director of TGH and TL.
Isam K. Kabbani              61     Director of TGH and TL
S. Arthur Morris             62     Director of TGH, TL and TEM
Dudley R. Cottingham         44     Assistant Secretary and Director of TGH, TL and TEM
James S. McCaffrey           40     Vice President, Finance and Director of TFS and TCC
Laura J. Cashion             33     Controller of TFS and TCC
Jeanene K. Gomes             42     Assistant Secretary of TFS and TCC and Secretary and Compliance
                                    Officer of TFS and TCC
Philip K. Brewer             38     Senior Vice President - Capital Markets for TGH and TL


          Neil I. Jowell is Director and Chairman of TGH, TFS, TCC, TL and TEM and a member of the Investment Advisory Committee (see "Committees" below). He has served on the Board of Trencor Ltd. since 1966 and as Chairman since 1973. He is also a director of Mobile Industries, Ltd. (1969 to present), an Affiliate of Trencor, and a non-executive director of Forward Corporation Ltd. (1993 to present). Trencor is a publicly traded diversified industrial group listed on the Johannesburg Stock Exchange. its business is the leasing, owning, managing and financing of marine cargo containers worldwide and the manufacture and export of containers for international markets. In South Africa, it is engaged in manufacturing, transport, trading and exports of general commodities. Trencor also has an interest in Forward Corporation Ltd., a publicly traded holding company listed on the Johannesburg Stock Exchange. It has interests in industrial and consumer businesses operating in South Africa and abroad. Mr. Jowell became affiliated with the General Partners and its affiliates when Trencor became, through its beneficial ownership in two controlled companies, a major shareholder of the Textainer Group in 1992. Mr. Jowell has over 36 years' experience in the transportation industry. He holds an M.B.A. degree from Columbia University and a B.Com.L.L.B. from the University of Cape Town.

          James E. Hoelter is President and Chief Executive Officer of TGH and TL, Vice President of TFS and TCC, and a director of TGH, TFS, TCC, TEM, TL and TSC. As President and Chief Executive Officer of TGH, Mr. Hoelter is responsible for overseeing the management of, and coordinating the activities of, TFS, TEM and TL. He is also responsible for overseeing TEM's equipment management operations. In addition, Mr. Hoelter is Chairman of the Credit Committee, the Investment Advisory Committee and the Equipment Investment Committee (see "Committees", below). Prior to joining the Textainer Group in 1987, Mr. Hoelter was president of Intermodal Equipment Associates ("IEA") in San

Francisco, California, from the company's inception in 1979 until 1987. Mr. Hoelter co-founded IEA and directed its sponsorship of ten public and private investment programs, which provided more than $100 million of equity from 10,000 investors. From 1976 to 1978, Mr. Hoelter was Vice President - North America for Trans Ocean Ltd., San Francisco, a marine container leasing company, where he was responsible for all leasing operations in that area. From 1971 to 1976, he was associated with Itel Corporation, San Francisco, where he held a number of positions, the most recent of which was director of financial leasing for Itel's Container Division. Mr. Hoelter received his B.B.A. in business administration from the University of Wisconsin, where he currently serves as a member of its Business School's Dean's Advisory Board, and his M.B.A. from the Harvard Graduate School of Business Administration.

          John A. Maccarone is President and CEO of TEM and a director of TGH, TL, TEM, TFS, TCC and TSC. In this capacity he is responsible for the performance of TEM's worldwide fleet of marine cargo containers. Additionally, he is a member of the Equipment Investment Committee, the Credit Committee and the Investment Advisory Committee (see "Committees", below). Mr. Maccarone was instrumental in cofounding IEA with Mr. Hoelter and held a variety of executive positions with IEA from 1979 until 1987, when he joined the Textainer Group. Mr. Maccarone was previously a Director of Marketing for Trans Ocean Leasing Corporation in Hong Kong with responsibility for all leasing activities in Southeast Asia. From 1969 to 1977, Mr. Maccarone was a marketing representative for IBM Corporation. He holds a B.S. degree in Engineering Management from Boston University and an M.B.A. from Loyola University of Chicago.

          Susan L. Fiddaman is President, Chief Executive Officer of TFS, TCC and TSC and a director of TFS, TCC and TEM. In this capacity Mrs. Fiddaman is responsible for the organization, marketing and aftermarket support of TFS' investment programs. She is also President and Chief Executive Officer of TFS. Additionally, she is a member of the Equipment Investment Committee and the Investment Advisory Committee (see "Committees", below). Prior to joining Textainer in January 1989, Mrs. Fiddaman was a branch manager and OSJ from 1985 through 1988 for the financial planning firm Investment Management and Research, Inc. in Palo Alto, California. Between 1983 and 1985, she was president of PLM Securities Corp. in San Francisco, and between 1979 and 1983, she was a senior vice president of Fox Financial Corporation in Foster City, California. Mrs. Fiddaman holds an M.B.A. from Pepperdine University and a B.A. in English Literature from the University of California at Berkeley.

          John R. Rhodes is Executive Vice President and Chief Financial Officer of TGH, TL, TEM, TFS and TCC and a director of TEM, TFS and TCC. In this capacity he is responsible for all accounting, financial management, and reporting functions for the Textainer Group. He is also a member of the Credit Committee, the Equipment Investment Committee and Investment Advisory Committee (see "Committees", below). Prior to joining Textainer in November 1987, Mr. Rhodes was vice president of finance for Greenbrier Capital Corporation in San Francisco, a trailer leasing and management company, from 1986 to 1987; from 1981 to 1985, he was employed by Gelco Rail Services, an intermodal refrigerated trailer company in San Francisco, first in the capacity of vice president and controller and then as senior vice president and general manager. Mr. Rhodes' earlier business affiliations include serving as vice president and general manager of Itel Capital Corporation and as senior accountant with Arthur Andersen & Co., both in San Francisco. He is a Certified Public Accountant and holds a B.A. in economics from Stanford University and an M.B.A. in accounting from Golden Gate University.

          Alex M. Brown is a director of TGH, TFS, TCC, TL, TEM and TSC. Additionally, he is a member of the Equipment Investment Committee and the Investment Advisory Committee (see "Committees", below). Mr. Brown became affiliated with the Textainer Group in April 1986. From August 4, 1987 until October 1993, he was President and Chief Executive officer of Textainer, Inc. and the Chairman of the Textainer Group. From June 1993 to present, Mr. Brown has been Chief Executive Officer of AAF, a company affiliated with Trencor Ltd. AAF is a publicly listed company on the London Stock Exchange and is involved in manufacturing and leasing modular buildings and construction scaffolding. Mr. Brown is Chairman of WACO International Corporation, which is based in Cleveland, Ohio. WACO manufactures, rents and erects scaffolding and other associated construction products throughout the USA. Mr. Brown was the managing director of Cross County Leasing in England from 1984 until it was acquired by Textainer in 1986.

          Harold J. Samson is a director of TGH, TL and TSC and is a member of the Investment Advisory Committee (see "Committees", below). Mr. Samson served as a consultant to various securities firms since 1981 to 1989. From 1974 to 1981 he was Executive Vice President of Foster & Marshall, Inc., a New York Stock Exchange member firm based in Seattle. Mr. Samson was a director of

IEA from 1979 to 1981. From 1957 to 1984 he served as Chief Financial Officer in several New York Stock Exchange member firms. Mr. Samson holds a B.S. in Business Administration from the University of California, Berkeley and is a California Certified Public Accountant.

           Anthony C. Sowry is Vice President - Operations and Acquisitions for TEM. Mr. Sowry supervises all international container operations and maintenance and technical functions for the fleets under management. In addition, he is responsible for the acquisition of all new and used containers for the Textainer Group. He began his affiliation with TEM in 1988 and previously served as Fleet Quality Control Manager for Textainer Inc. from 1982 through March 1988. He is also a member of the Credit Committee and the Equipment Investment Committee (see "Committees", below). From 1980 to 1982, he was operations manager for Trans Container Services in London; and from 1978 to 1982, he was a technical representative for Trans Ocean Leasing, also in London. He received his B.A. degree in business management from the London School of Business. Mr. Sowry is a member of the Technical Committee of the International Institute of Container Lessors and a certified container inspector.

          David A. Cornelius is based in Singapore and is Vice President - Far East for TEM, in which capacity he is responsible for coordinating all leasing activities in the Pacific Rim. Mr. Cornelius has held numerous positions within TEM over the past twelve years including South Pacific Area Manager in New Zealand, Marketing Director -Western Americas, Canada and Mexico, Director of Refrigerated Container marketing, Director of Capital Markets, and most recently Marketing Director - North Europe. Mr. Cornelius is a graduate of Lynfield College in Auckland, New Zealand.

          Jens W. Palludan is based in New York and is Vice President - Americas/Africa/Australia for TEM, responsible for coordinating all leasing activities in North and South America, Africa and Australia/New Zealand. Mr. Palludan spent his career from 1969 through 1992 with Maersk Line of Copenhagen, Denmark in a variety of key management positions in both Denmark and overseas.
 .His most recent post prior to joining TEM in 1993 was General Manager, Equipment and Terminals, where he was responsible for a fleet of over 200,000 TEUs. Mr. Palludan holds an M.B.A. from the Centre European D'Education Permanente, Fontainebleau, France.

          Robert S.A. Goodall is based in London and is Vice President - Europe/Middle East/India for TEM, in which capacity he is responsible for coordinating all leasing activities in these three areas of operation. Mr. Goodall joined TEM in September 1994. Previously, Mr. Goodall spent his career from July 1990 until August 1994 with Tiphook Container Rental, during which time he held numerous senior marketing positions within the company. He was responsible for setting up their green field operation in North America, which he successfully ran from inception for three years. Mr. Goodall also spearheaded a quality program within the company which received ISO accreditation for the Tank Container operation and associated business areas. Mr. Goodall has spent nearly sixteen years in the container leasing and transport industry. Mr. Goodall graduated from Bloxham College, Oxfordshire and Business Studies at West London College.

          Robert D. Pedersen is based in San Francisco and is Senior Vice President - Marketing for TEM, responsible for worldwide sales and marketing related activities. Mr. Pedersen is also in charge of TEM's refrigerated container marketing program, and is a member of the Credit Committee (see "Committees" below). He joined TEM in 1991 as Regional Vice President for the Americas Region. Mr. Pedersen has extensive experience in the industry having held a variety of positions with Maersk Line, a container shipping line (from 1978 to 1984), XTRA, a container lessor (1985 to 1988) and Klinge Cool, a manufacturer of refrigerated container cooling units (1989 to 1991), where he was worldwide sales and marketing director. Mr. Pedersen is a graduate of the A.P. Moller shipping and transportation program and Merkonom Business School in Copenhagen, majoring in Company Organization..

          Stefan Mackula is Vice President - Equipment Resale for TEM, in which capacity he coordinates the worldwide sale of equipment into secondary markets. Mr. Mackula also served as Vice President - Marketing for TEM, in which capacity he was responsible for coordinating all leasing activities in Europe, Africa, and the Middle East. He joined TEM in 1983 as Leasing Manager for the United Kingdom. Prior to joining TEM, Mr. Mackula held, beginning in 1972, a variety of positions in the international container shipping industry.

          Ernest J. Furtado is Vice President, Finance and Assistant Secretary of TGH, TEM and TL, in which capacity he is responsible for all accounting, financial management, and reporting functions for TGH, TEM and TL. Prior to joining Textainer in May 1991, Mr. Furtado was controller for Itel Instant

Space and manager of accounting for Itel Containers International Corporation, both in San Francisco, from 1984 to 1991. Mr. Furtado's earlier business affiliations include serving as audit manager for Wells Fargo Bank and as senior accountant with John F. Forbes & Co., both in San Francisco. He is a Certified Public Accountant and holds a B.S. in business administration from the University of California at Berkeley and an M.B.A. in information systems from Golden Gate University.

           Richard G. Murphy is Vice President, Financial Administration for TEM. Mr. Murphy is responsible for all credit and risk management functions for TEM and supervises the administrative aspects of equipment acquisitions. He is a member of and acts as secretary to the Credit and Equipment Investment Committees (see "Committees", below). He previously served as Director of Credit and Risk Management from 1989 to 1991 and as Controller from 1988 to 1989. Prior to the takeover of the management of the Interocean Leasing Ltd. fleet by TEM in 1988, Mr. Murphy held various positions in the accounting and financial areas with that company from 1980, acting as Chief Financial Officer from 1984 to 1988. Prior to 1980, he held various positions with firms of public accountants in the U.K. Mr. Murphy is an Associate of the Institute of Chartered Accountants in England and Wales and holds a Bachelor of Commerce degree from the National University of Ireland.

          Janet S. Ruggero is Vice President, Administration and Marketing Services for TEM. Ms. Ruggero is responsible for the tracking and billing of fleets under TEM management, including direct responsibility for ensuring that all data is input in an accurate and timely fashion. She assists the marketing and operations departments by providing statistical reports and analyses and serves on the Credit Committee (see "Committees", below). Prior to joining Textainer in 1986, Ms. Ruggero held various positions with Gelco CTI over the course of 15 years, the last one as Director of Marketing and Administration for the North American Regional office in New York City. She has a B.A. in education from Cumberland College.

          Dr. Adnan Z. Abou Ayyash is a director of TGH and TL. Since 1974 he has been General Manager and Chief Executive Officer of one of the largest firms of consulting engineers in Saudi Arabia, Rashid Engineering. Dr. Adnan Abou Ayyash holds a B.S. degree in Civil Engineering from the American University of Beirut, as well as M.S. and Ph.D. degrees in Civil Engineering from the University of Texas.

          Sheikh Isam K. Kabbani is a director of TGH and TL. He is Chairman and principal stockholder of the IKK Group, Jeddah, Saudi Arabia, a manufacturing and trading group which is active both in Saudi Arabia and internationally. In 1959 Sheikh Isam Kabbani joined the Saudi Arabian Ministry of Foreign Affairs, and in 1960 moved to the Ministry of Petroleum for a period of ten years. During this time he was seconded to the Organization of Petroleum Exporting Countries
(OPEC). After a period as Chief Economist of OPEC, in 1967 he became the Saudi Arabian member of OPEC's Board of Governors. In 1970 he left the ministry of Petroleum to establish his own business, the National Marketing Group, which has been his principal business activity for the past 17 years. Sheikh Kabbani holds a B.A. degree from Swarthmore, College, Pennsylvania, and an M.A. degree in Economics and International Relations from Columbia University.

           S. Arthur Morris is a director of TGH, TL and TEM. He is a founding partner in the firm of Morris and Kempe, Chartered Accountants (1962-1977) and currently functions as a correspondent member of a number of international accounting firms through his firm Arthur Morris and Company (1978 to date). He is also President and director of Continental Management Limited (1977 to date). Continental management Limited is a Bermuda corporation that provides corporate representation, administration and management services; and corporate and individual trust administration services. Mr. Morris has over 30 years experience in public accounting and serves on numerous business and charitable organizations in the Cayman Islands and Turks and Caicos Islands. Mr. Morris became a director of TL in 1993.

          Dudley R. Cottingham is Assistant Secretary and a director of TGH, TL and TEM. He is a partner with Arthur Morris and Company (1977 to date) and a Vice President and director of Continental Management Limited (1978 to date), both in the Cayman Islands and Turks and Caicos Islands. Continental management Limited is a Bermuda corporation that provides corporate representation, administration and management services; and corporate and individual trust administration services. Mr. Cottingham has over 20 years experience in public accounting with responsibility for a variety of international and local clients. Mr. Cottingham became a director of TL in 1993.

          James S. McCaffrey is Vice President - Finance of TFS and TCC. In this capacity he is responsible for all accounting, financial management, and reporting functions for TFS. He is a member of and acts as secretary to the Investment Advisory Committee (see "Committees" below). Prior to joining Textainer in July 1993, Mr. McCaffrey was vice president of finance for Meridian Point Properties, a real estate syndication and management company, from 1985 to 1993; from 1983 to 1985 he was employed by Trans-west Capital as controller and chief financial officer. Mr. McCaffrey's earlier business affiliations include serving as manager of financial reporting for Fox and Carskadon Financial Corporation and as a senior accountant with Arthur Andersen & Co. Mr. McCaffrey is a Certified Public Accountant and holds a B.S. in business administration and mathematics from Southern Oregon State College.

         Laura J. Cashion is Controller of TFS and TCC. In this capacity, she is responsible for all accounting, financial management and reporting functions for TFS. Prior to joining Textainer in August 1995, Ms. Cashion was employed by Ross Systems, Inc., a software company, from 1991 to 1995, first in the capacity of Finance Manager and then as North American Controller. From 1986 to 1991, she was employed by Ernst and Young as an audit manager. From 1983 to 1986, Ms. Cashion held various positions with Vesteq Financial Corporation, a real estate syndication and management company. Ms. Cashion is a Certified Public Accountant and holds a B.S. in business administration from California State University, Hayward.

          Jeanene K. Gomes is Assistant Secretary of TFS and TCC and Secretary and Compliance Officer of TFS and TCC. Ms. Gomes is responsible for administering the public partnerships sponsored by the Textainer Group. Ms. Gomes is responsible for ensuring that all data relating to investor accounts is input, monitored, and stored in a timely manner and in accordance with the limited partnership agreement for each of the partnerships as well as state and federal securities regulations. Ms. Gomes oversees all communications with the limited partners and as such directly supervises all personnel in performing this function. As compliance officer for TFS, Ms. Gomes is responsible for ensuring compliance with all securities regulations. Ms. Gomes also serves on the Investor Advisory Committee. Ms. Gomes holds five securities licenses and was, prior to joining Textainer in 1989, the compliance officer for CIS Investment Corporation, a broker-dealer.

          Philip K. Brewer is Senior Vice President - Capital Markets of TL. Mr. Brewer is responsible for optimizing the capital structure of and identifying new sources of finance for Textainer. Prior to joining Textainer in 1996, Mr. Brewer worked at Bankers Trust from 1990 to 1996, starting as a Vice President in Corporate Finance and ending as Managing Director and Country Manager for Indonesia; from 1989 to 1990, he was Vice President in Corporate Finance at Jarding Fleming; from 1987 to 1989, he was Capital Markets Advisor to the United States Agency for International Development; and from 1984 to 1987 he was an Associate with Drexel Burnham Lambert in New York. Mr. Brewer holds an M.B.A. in Finance from the Graduate School of Business at Columbia University, and a B.A. in Economics and Political Science from Colgate University.

COMMITTEES

          The Managing General Partner has established the following three committees to facilitate decisions involving credit and organizational matters, negotiations, documentation, management and final disposition of Equipment for the Partnership and for future programs which may be organized by the Textainer
Group:

          Equipment Investment Committee. The Equipment Investment Committee will review the equipment leasing programs of the Partnership on a regular basis with emphasis on matters involving equipment purchases, the equipment mix in the Partnership's portfolio, equipment remarketing issues, and decisions regarding ultimate disposition of assets. The members of the committee are James E. Hoelter (Chairman), John A. Maccarone, Susan L. Fiddaman, John R. Rhodes, Anthony C. Sowry, Richard G. Murphy (Secretary), Alex M. Brown and Neil I. Jowell.

          Credit Committee. The Credit Committee will establish credit limits for every lessee and potential lessee of Equipment and periodically review these limits. In setting such limits, the Credit Committee will consider such factors as customer trade routes, country, political risk, operational history, credit references, credit agency analyses, financial statements, and other information. The members of the Credit Committee are James E. Hoelter (Chairman), John A. Maccarone, Richard G. Murphy (Secretary), Janet S. Ruggero, John R. Rhodes, Anthony C. Sowry and Robert D. Pedersen.

          Investment Advisory Committee. The Investment Advisory Committee will review investor program operations on at least a quarterly basis, emphasizing matters related to cash distributions to investors, cash flow management, portfolio management, and liquidation. The Investment Advisory Committee is organized with a view to applying an interdisciplinary approach, involving management, financial, legal and marketing expertise, to the analysis of investor program operations. The members of the Investment Advisory Committee are James E. Hoelter (Chairman), John A. Maccarone, Susan L. Fiddaman, James S. McCaffrey (Secretary), John R. Rhodes, Jeanene K. Gomes, Harold S. Samson, Alex
M. Brown and Neil I. Jowell.

          The above committees are not intended to relieve the General Partners of their fiduciary duty to the Partnership.

ITEM 11.  EXECUTIVE COMPENSATION.

The Registrant has no executive officers and does not reimburse TFS, TEM or TL for the remuneration payable to their executive officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)       Security Ownership of Certain Beneficial Owners.

          There is no person or "Group" who is known to the Registrant to be the beneficial owner of more than five percent of the outstanding units of limited partnership investment of the Registrant.

(b)       Security Ownership of Management.

          As of January 1, 1996:

                                        Number
Name of Beneficial Owner                Of Units   % All Units
------------------------                --------   -----------
Susan L. Fiddaman                          250        .017%
James E. Hoelter                         2,500        .170%
John A. Maccarone                        1,915        .130%
                                         -----       -----

Officers and Management as a Group       4,665        .317%
                                         =====       =====


(c)       Changes in Control.

          Inapplicable

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a)       Transactions with Management and Others.

          At December 31, due from and to affiliates are comprised of:

                                 1995             1994
                                 ----             ----
Due from affiliates:
   Due from TEM and TSS       $1,139,152          920,047
                              ----------       ----------

                              $1,139,152          920,047
                              ==========       ==========
Due to affiliates:
   Due to TL ..........       $    1,948            1,038
   Due to TCC .........            4,610            6,928
   Due to TAS .........           37,420             --
   Due to TFS .........          464,094           17,094
   Due to TGH .........              634             --
                              ----------       ----------

                              $  508,706           25,060
                              ==========       ==========


      Included in the amounts due to TFS is $435,000 in loans used to facilitate equipment purchases. All other amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or in the accrual and payment of net rental revenues from TEM and TSS.

      In addition, the Registrant paid or will pay the following amounts to the General Partners:

      Acquisition Fees in connection with the purchase of equipment on behalf of the Registrant:

              1995           1994           1993
              ----           ----           ----
TFS ...     $   --             --           75,311
TEM ...         --             --            8,368
TAS ...      121,692        110,963          4,751
            --------       --------       --------
Total .     $121,692        110,963         88,430
            ========       ========       ========


      Management fees in connection with the operations of the Registrant:

              1995           1994           1993
            --------       --------       --------
TFS ...     $ 99,455         85,597         99,297
TEM ...      459,591        455,772        450,616
TI ....         --             --            9,929
            --------       --------       --------
Total .     $559,046        541,369        559,842
            ========       ========       ========


      Reimbursement for administrative costs in respect of the operations of the Registrant:

              1995           1994           1993
              ----           ----           ----
TFS ...     $ 66,155         64,998         38,949
TEM ...      351,895        338,611        306,557
            --------       --------       --------
Total .     $418,050        403,609        345,506
            ========       ========       ========

(b)   Certain Business Relationships.

      Inapplicable.

(c)   Indebtedness of Management

      Inapplicable.

(d)   Transactions with Promoters

      Inapplicable.

See the "Compensation of Affiliates" section of the Registrant's Prospectus, as supplemented, and the Notes to Financial Statements in Item 8.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. Audited financial statements of the Registrant for the year ended December 31, 1995 are contained in Item 8 of this Report.

      2. Financial Statement Schedules.

         (i)     Independent Auditors' Report on Supplementary Schedule.

         (ii)    Schedule II - Valuation and Qualifying Accounts.

      3. Exhibits Incorporated by reference

          (i) The Registrant's Prospectus as contained in Post-effective Amendment No. 2 to the Registrant's Registration Statement (No. 33-16447), as filed with the Commission on November 30, 1988, as supplemented by Supplement No. 6 as filed with the Commission under Rule 424(b)(3) of the Securities Act of 1933 on October 16, 1989.

          (ii) The Registrant's limited partnership agreement, Exhibit A to the Prospectus.

(b) During the year ended 1995, no reports on Form 8-K have been filed by the Registrant.

             Independent Auditors' Report on Supplementary Schedule

The Partners
TCC Equipment Income Fund:

Under the date of March 27, 1996, we reported on the balance sheets of TCC Equipment Income Fund (the Partnership) as of December 31, 1995 and 1994, and the related statements of earnings, partners' capital and cash flows for the years ended December 31, 1995, 1994 and 1993, which are included in the 1995 annual report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                   KPMG Peat Marwick LLP

San Francisco, California
March 27, 1996

                            TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                           Charged                                         Balance
                                           Balance at      to Costs        Charged                         at End
                                           Beginning       and             to Other                          of
                                           of Period       Expenses        Accounts       Deduction        Period
                                           ---------       --------        --------       ---------        ------

For the year ended December 31, 1995:

Allowance for
  doubtful accounts                         $620,537        213,415            --         (173,090)        660,862
                                            --------       --------        --------       --------        --------

Damage protection
  plan reserve                              $145,061        125,583            --         (141,340)        129,304
                                            --------       --------        --------       --------        --------

Warranty settlement                         $172,400        (36,948)        188,255           --           323,707
                                            --------       --------        --------       --------        --------

For the year ended December 31, 1994:

Allowance for
  doubtful accounts                         $230,150        414,142            --          (23,755)        620,537
                                            --------       --------        --------       --------        --------

Damage protection
  plan reserve                              $161,306        180,504            --         (196,749)        145,061
                                            --------       --------        --------       --------        --------

Warranty settlement                         $209,348        (36,948)           --             --           172,400
                                            --------       --------        --------       --------        --------



For the year ended December 31, 1993:

Allowance for
  doubtful accounts                         $125,166         94,581          10,403           --           230,150
                                            --------       --------        --------       --------        --------

Damage protection
  plan reserve                              $119,996        202,781            --         (161,471)        161,306
                                            --------       --------        --------       --------        --------

Warranty settlement                         $246,296        (36,948)           --             --           209,348
                                            --------       --------        --------       --------        --------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TEXTAINER EQUIPMENT MANAGEMENT FUND
                                  A California Limited Partnership

                                  By Textainer Financial Services Corporation
                                  The Managing General Partner

                                  By   /s/John R. Rhodes
                                       -------------------------------
                                       John R. Rhodes
                                       Executive Vice President

Date:  March 27, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                        Title                          Date

/s/Susan L. Fiddaman             President                      March 27, 1996
-----------------------          (Principal Executive Officer)
Susan L. Fiddaman                and Director

/s/John R. Rhodes                Executive Vice President       March 27, 1996
-----------------------          (Principal Financial and
John R. Rhodes                   Accounting Officer),
                                 Secretary and Treasurer

/s/James E. Hoelter              Vice President and Director    March 27, 1996
-----------------------

/s/John A. Maccarone             Director                       March 27, 1996
-----------------------
John A. Maccarone

/s/James S. McCaffrey            Vice President and Director    March 27, 1996
-----------------------
James S. McCaffrey

                                EXHIBIT INDEX


Exhibit 27      Financial Data Schedule