Form 10-Q
period 1996-03-31
TCC EQUIPMENT INCOME FUND
filed 1996-05-14
CIK 820083

                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549



                                    FORM 10Q



                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


                         COMMISSION FILE NUMBER 0-17688


                            TCC EQUIPMENT INCOME FUND
                        A CALIFORNIA LIMITED PARTNERSHIP
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

                              YES /X/    NO / /

                            TCC Equipment Income Fund
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      QUARTERLY REPORT ON FORM 10Q FOR THE
                          QUARTER ENDED MARCH 31, 1996

                                TABLE OF CONTENTS

                                                                                  PAGE

ITEM 1.   FINANCIAL STATEMENTS

          Balance Sheets - March 31, 1996 (unaudited) and December 31, 1995.......  3

          Statements of Earnings for the three months
          ended March 31, 1996 and 1995 (unaudited)...............................  4

          Statements of Partners' Capital for the three months
          ended March 31, 1996 and 1995 (unaudited)...............................  5

          Statements of Cash Flows for the three months
          ended March 31, 1996 and 1995 (unaudited)...............................  6

          Notes to Financial Statements (unaudited)...............................  8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...................................................  13

                            TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      March 31, 1996 and December 31, 1995
                             (Amounts in thousands)

                                                                1996           1995
                                                              --------       --------
                                                             (unaudited)

ASSETS
Container rental equipment, net of accumulated
   depreciation of $ 10,505 (1995: $ 10,681)                  $ 16,888         17,317
Net investment in direct financing leases (note 7)                 719            760
Cash and cash equivalents (note 1)                                 630            492
Accounts receivable, net of allowance
   for doubtful accounts of $ 634 (1995:  $661)                  1,608          1,705
Due from affiliates (note 5)                                     1,248          1,139
Prepaid expenses                                                     7             10
                                                              --------       --------
                                                              $ 21,100         21,423
                                                              ========       ========

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accounts payable                                           $    171            150
   Accrued liabilities                                             405            401
   Accrued damage protection plan costs (note 2)                   135            129
   Due to affiliates (note 5)                                      367            509
   Equipment purchases payable                                     218            430
                                                              --------       --------
       Total liabilities                                         1,296          1,619
                                                              --------       --------
Partners' capital:
   General partners                                                (36)           (36)
   Limited partners                                             19,840         19,840
                                                              --------       --------

       Total partners' capital                                  19,804         19,804
                                                              --------       --------

                                                              $ 21,100         21,423
                                                              ========       ========


See accompanying notes to financial statements

                            TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                             STATEMENTS OF EARNINGS
               For the three months ended March 31, 1996 and 1995
            (Dollar amounts in thousands except for per unit amounts)
                                   (unaudited)

                                                          1996           1995
                                                      -----------    -----------

Rental income                                         $     1,520          1,689
                                                      -----------    -----------
Costs and expenses:
   Direct container expenses                                  273            224
   Bad debt (benefit) provision                               (17)            51
   Depreciation                                               374            468
   Professional fees                                            9             10
   Management fees to affiliates (note 5)                     138            150
   General and administrative costs
      to affiliates (note 5)                                   94             99
   Other general and administrative costs                      15             19
                                                      -----------    -----------
                                                              886          1,021
                                                      -----------    -----------
   Income from operations                                     634            668
                                                      -----------    -----------
Other income (expense):
   Interest (expense) income, net                              (1)             3
   Gain on sales of containers                                110             50
                                                      -----------    -----------
                                                              109             53
                                                      -----------    -----------
    Net earnings                                      $       743            721
                                                      ===========    ===========
Allocation of net earnings (note 5):
   General partners                                   $         7              7
   Limited partners                                           736            714
                                                      -----------    -----------
                                                      $       743            721
                                                      ===========    ===========
Limited partners' per unit share of net earnings      $      0.50    $      0.49
                                                      ===========    ===========
Limited partners' per unit share of distributions     $      0.50    $      0.45
                                                      ===========    ===========
Weighted average number of limited
   partnership units outstanding                        1,471,779      1,472,529
                                                      ===========    ===========



See accompanying notes to financial statements

                            TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' CAPITAL

               For the three months ended March 31, 1996 and 1995
                             (Amounts in thousands)
                                   (unaudited)

                                                      PARTNERS' CAPITAL
                                            ------------------------------------
                                            GENERAL       LIMITED        TOTAL
                                            -------       -------        ------

Balances at January 1, 1995                 $   (36)       20,090        20,054

Distributions                                    (7)         (663)         (670)

Redemptions (note 8)                              -            (4)           (4)

Net earnings                                      7           714           721
                                            -------       -------       -------

Balances at March 31, 1995                  $   (36)       20,137        20,101
                                            =======       =======       =======


Balances at January 1, 1996                 $   (36)       19,840        19,804

Distributions                                    (7)         (736)         (743)

Net earnings                                      7           736           743
                                            -------       -------       -------

Balances at March 31, 1996                  $   (36)       19,840        19,804
                                            =======       =======       =======



See accompanying notes to financial statements

                            TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1996 and 1995
                             (Amounts in thousands)
                                   (unaudited)

                                                                     1996     1995
                                                                   -------    -----

Cash flows from operating activities:
   Net earnings                                                    $   743      721
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
          Depreciation                                                 374      468
          (Decrease) increase in allowance for doubtful accounts       (27)      47
          Gain on sales of rental equipment                           (110)     (50)
          Changes in assets and liabilities:
               Decrease (increase) in accounts receivable              123     (135)
               Increase in due from affiliates, net                     (8)      (9)
               Proceeds from principal payments
                    on direct financing leases                          76       60
               Decrease in prepaid expenses                              3        4
               Increase (decrease) in accounts payable and
                   accrued liabilities                                  25      (35)
               Increase (decrease) in accrued damage
                   protection plan costs                                 6       (7)
                                                                   -------    -----
                    Net cash provided by operating activities        1,205    1,064
                                                                   -------    -----
Cash flows from investing activities:
   Proceeds from sale of container rental equipment                    308      184
   Container purchases                                                (465)    (278)
                                                                   -------    -----
                   Net cash used in investing activities              (157)     (94)
                                                                   -------    -----
Cash flows from financing activities:
   Repayment of borrowings from affiliates                            (170)       -
   Redemptions of limited partnership units                              -       (4)
   Distributions to partners                                          (740)    (668)
                                                                   -------    -----
                   Net cash used in financing activities              (910)    (672)
                                                                   -------    -----
Net increase in cash                                                   138      298
Cash and cash equivalents at beginning of period                       492      192
                                                                   -------    -----
Cash and cash equivalents at end of period                         $   630      490
                                                                   =======    =====
Interest paid during the period                                    $     4        -
                                                                   =======    =====


See accompanying notes to financial statements

                            TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      STATEMENTS OF CASH FLOWS -- CONTINUED

               For the three months ended March 31, 1996 and 1995
                             (Amounts in thousands)
                                   (unaudited)

SUPPLEMENTAL DISCLOSURES:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of equipment purchases, distributions to partners, and proceeds from sale of container rental equipment which had not been paid or received as of March 31, 1996 and 1995, and December 31, 1995 and 1994, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the three-month periods ended March 31, 1996 and 1995.

                                                       Mar. 31,   Dec. 31,   Mar. 31,   Dec. 31,
                                                        1996        1995      1995       1994
                                                       --------   --------   --------   --------

Equipment purchases included in:
     Due to affiliates..............................   $   28         44         28         12
     Equipment purchases payable....................      218        430        592          5

Distributions to partners included in:
     Due to affiliates..............................       18         15          6          4

Proceeds from sale of equipment included in:
     Accounts receivable............................        -          1          1          1
     Due from affiliates............................      289        229        181        168

The following table summarizes the amounts of equipment purchases, distributions to partners, and proceeds from sale of container rental equipment recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the three-month periods ended March 31, 1996 and 1995.

                                                               1996        1995
                                                               ----        ----

Equipment purchases recorded.................................  $237         882
Equipment purchases paid.....................................   465         278

Distributions to partners declared...........................   743         670
Distributions to partners paid...............................   740         668

Proceeds from sale of container rental equipment recorded....   367         197
Proceeds from sale of container rental equipment received....   308         184



See accompanying notes to financial statements

                            TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1996
            (Dollar amounts in thousands except for per unit amounts)
                                   (Unaudited)

NOTE 1.   GENERAL

      The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 1996 and December 31, 1995, and the results of its operations, changes in partners' capital and cash flows for the three-month periods ended March 31, 1996 and 1995, have been made.

      The financial information presented herein should be read in conjunction with the audited financial statements and other accompanying Notes included in the Partnership's annual audited financial statements as of December 31, 1995.

      For purposes of the Statement of Cash Flows, the Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

      Certain reclassifications of prior year amounts have been made in order to conform with the 1996 financial statement presentation.

NOTE 2.   DAMAGE PROTECTION PLAN

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

NOTE 3.   WARRANTY CLAIM

      During 1992 and 1995, the Partnership settled warranty claims against an equipment manufacturer. The Partnership will amortize the settlement amounts over the remaining estimated useful life of the equipment (seven years), reducing maintenance and repair costs over that time. At March 31, 1996 and December 31, 1995, the unamortized portion of the settlement amount was equal to $308 and $324, respectively, and is included in accrued liabilities.

NOTE 4.   ACQUISITION OF EQUIPMENT

      During the three-month periods ended March 31, 1996 and 1995, the Partnership purchased container rental equipment (the Equipment) with a cost of $237 and $882, respectively.

                            TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

NOTE 5.   TRANSACTIONS WITH AFFILIATES

      Textainer Financial Services Corporation (TFS) is the managing general partner of the Partnership. TFS is a wholly-owned subsidiary of Textainer Capital Corporation (TCC). Textainer Equipment Management Limited (TEM) and Textainer Limited (TL) are associate general partners of the Partnership. The managing general partner and the associate general partners are collectively referred to as the General Partners and are commonly owned by Textainer Group Holdings Limited (TGH). The General Partners also act in this capacity for other limited partnerships. Textainer Acquisition Services Limited (TAS) is an affiliate of the General Partners which performs services relative to the acquisition of Equipment outside the United States on behalf of the Partnership. TCC Securities Corporation (TSC), a licensed broker and dealer in securities and an affiliate of the General Partners, was the managing sales agent for the offering of Units for sale.

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

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners, or TAS, an incentive management fee, an acquisition fee, an equipment management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $21 and $14 of equipment acquisition fees as part of container costs during the three-month periods ended March 31, 1996 and 1995, respectively. The Partnership incurred $31 of incentive management fees during both of the three-month periods ended March 31, 1996 and 1995. No equipment liquidation fees were incurred during either period.

      The Partnership's Equipment is managed by TEM. Prior to the sale of the Partnership's storage fleet during 1995, TEM had entered into an agreement with its wholly-owned subsidiary Textainer Storage Services (TSS) to manage storage containers owned by the Partnership and other owners (note
      9). In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's Equipment. Additionally, TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates at March 31, 1996 and December 31,1995.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. For the three-month periods ended March 31, 1996 and 1995, these fees totaled $107 and $119, respectively. Such fees are either retained by TEM or, prior to the sale of the storage fleet, the fees allocable to TSS, if any, were passed through to TSS by TEM for services rendered. The Partnership's Equipment is or was leased by TEM and TSS to third party lessees on operating master leases, spot leases and term leases. The majority of the Equipment is leased under operating leases with limited terms and no purchase option.

      Certain indirect general and administrative costs incurred in performing administrative services necessary to the operation of the Partnership are borne by TEM and, prior to the sale of the storage fleet, TSS. Such costs are allocated to the Partnership based on the ratio of the Partnership's interest in managed Equipment to the total Equipment managed by TEM and TSS. Indirect general and administrative costs allocated to the Partnership were $76 and $84 for the three-month periods ended March 31, 1996 and 1995, respectively.

                            TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

      TFS, in its capacity as managing general partner, also incurred general and administrative costs of $18 and $16 for the three-month periods ended March 31, 1996 and 1995, respectively, which were reimbursed by the Partnership.

      The General Partners or TAS may acquire Equipment in their own name and hold title on a temporary basis for the purpose of facilitating the acquisition of such Equipment for the Partnership. The Equipment may then be resold to the Partnership on an all-cash basis at a price equal to the actual cost, as defined in the Partnership Agreement. In addition, the General Partners or TAS are entitled to an acquisition fee for any Equipment resold to the Partnership.

      At March 31, 1996 and December 31, 1995, due from and to affiliates are comprised of:

                                                                1996      1995
                                                                ----      ----
             Due from affiliates:
                   Due from TEM and TSS......................  $1,248     1,139
                                                               ======     =====

             Due to affiliates:
                   Due to TL.................................  $    3         2
                   Due to TCC................................       4         5
                   Due to TAS................................      21        37
                   Due to TFS................................     338       464
                   Due to TGH................................       1         1
                                                               ======     =====
                                                               $  367       509
                                                               ======     =====

      Included in the amounts due to TFS is $265 in loans used to facilitate equipment purchases. All other amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or in the accrual and payment of net rental revenues from TEM and TSS.

      It is the policy of the Partnership and the General Partners to charge interest on intercompany balances which are outstanding for more than one month to the extent that such balances relate to loans for equipment purchases. Interest is charged at the Prime Rate plus certain margins based on TGH's leverage ratio. The Partnership incurred interest expense of $8 on such intercompany balances payable to TFS during the three-month period ended March 31, 1996. No such interest was incurred during the same period in 1995.

NOTE 6.   RENTALS UNDER OPERATING LEASES

      The following is a schedule by year of minimum future rentals receivable on noncancelable operating leases as of March 31, 1996:

                   Year ending March 31:

                   1997.............................................       $ 427
                   1998.............................................          28
                   1999.............................................          12
                   2000.............................................           9
                   2001.............................................           1
                                                                           -----

                   Total minimum future rentals receivable..........       $ 477
                                                                           =====

                            TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

NOTE 7.   DIRECT FINANCING LEASES

      The components of the net investment in direct financing leases as of March 31, 1996 and December 31, 1995 are as follows:


                                                                   1996    1995
                                                                   ----    ----

                   Future minimum lease payments receivable ...   $ 902   $ 890
                   Residual value .............................       2       5
                   Less:  unearned income .....................    (185)   (135)
                                                                  -----   -----
                   Net investment in direct financing leases ..   $ 719   $ 760
                                                                  =====   =====

      The following is a schedule by year of minimum lease payments receivable under the seven direct financing leases as of March 31, 1996:

                   Year ending March 31:

                   1996 ........................................   $426
                   1997 ........................................    413
                   1998 ........................................     63
                                                                   ----
                   Total minimum lease payments receivable......   $902
                                                                   ====

      Rental income includes $32 and $37 for the three-month periods ended March 31, 1996 and 1995, respectively, of income from direct financing leases.

Note 8.   Redemptions

      The following redemption offerings were consummated by the Partnership during the year ended December 31,1995. No redemption offerings were consummated during the three-month period ended March 31, 1996.

                                                                        AVERAGE
                                                           UNITS      REDEMPTION
                                                          REDEEMED       PRICE     AMOUNT PAID
                                                          --------    ----------   -----------
                   Balance at December 31, 1994            1,525        $ 8.86         $13

                   Quarter ended:
                     March 31, 1995                          500        $ 7.96           4
                     December 31, 1995                       750        $ 7.43           6
                                                           -----                      ----
                   Balance at December 31,1995
                     and March 31, 1996                    2,775        $ 8.31        $ 23
                                                           =====                      ====

      The redemption price is fixed by formula and varies depending on the length of time the units are outstanding.

                            TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

NOTE 9.   SALE OF STORAGE FLEET

      In August 1995, the Partnership sold its container storage fleet, managed by TSS, to an unrelated purchaser. The proceeds from the sale were $20 compared to the Partnership's cost basis in the equipment of $15. The resulting gain from the sale was $5. The Partnership invested the proceeds from the sale into marine container rental equipment.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      (Dollar amounts in thousands of dollars except for per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three-month periods ended March 31, 1996 and 1995. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

LIQUIDITY AND CAPITAL RESOURCES

From October 1987 until October 1989 the Partnership was involved in the offering of limited partnership interests to the public. On October 26, 1989, the Partnership's offering of limited partnership interests was closed at $29,491.

The Partnership has set up a program whereby limited partners may redeem units for a specified redemption value. The redemption price is set by formula and varies depending on length of time the units are outstanding. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. The Partnership did not redeem any units during the quarter ended March 31, 1996. Through March 31, 1996 and December 31, 1995, the Partnership redeemed a total of 2,775 units for $23, representing an average redemption price of $8.31 per unit. The partnership has used cash flow from operations to pay for the redeemed units.

Prior to its distribution or reinvestment in additional equipment, the Partnership invests working capital and cash flow from operations in short-term, highly liquid investments. It is the policy of the Partnership to maintain a minimum working capital reserve in an amount which is the lesser of (i) 1% of capital contributions or (ii) $100. At March 31, 1996, the Partnership's cash of $630 was primarily invested in a market-rate account.

During the three-month period ended March 31, 1996, the Partnership declared cash distributions to limited partners pertaining to the fourth quarter of 1995 in the amount of $736. These distributions represent 10% of original capital (measured on an annualized basis) on each unit. These distributions were made solely from net earnings and do not represent a return of capital.

For the three-month period ended March 31, 1996, the Partnership had net cash provided by operating activities of $1,205 compared with $1,064 for the equivalent period in 1995. The increase is primarily attributable to a decrease in accounts receivable from operations. Notwithstanding the above, the average collection period for accounts receivable from operations increased from 120 days for the quarter ended March 31, 1995 to 134 days for the comparable period in 1996, primarily due to the fact that rental income, which declined by 10% between periods, decreased at a greater relative rate than accounts receivable.

While net cash from operating activities has improved, the Partnership's principal lessees, shipping lines, are currently anticipating over-capacity, due to the delivery of new ships. This over-capacity may cause shipping lines to reduce freight rates, which could affect the profitability of their business, resulting in the possibility of delays in the remittance of rental payments, pressure on container rental rates, and in extreme cases, bankruptcy of some shipping lines. As discussed more fully below under "Results of Operations", utilization rates have reflected a lower demand for containers, and this over-capacity could also further affect these rates.

Net cash used in investing activities (the purchase and sale of rental equipment) for the three-month period ended March 31, 1996 was $157, slightly greater than net cash used of $94 for equivalent period in 1995. The Partnership believes that these differences reflect normal fluctuations in equipment sales and purchases.

RESULTS OF OPERATIONS

The Partnership's operations, which consist of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses were directly related to the size of the container fleet (inventory) during the three-month periods ended March 31, 1996 and 1995, as well as certain other factors as discussed below. The following is a summary of the equipment (in units) available for lease during those periods:

                                                               1996        1995
                                                               ----        ----

                   Opening inventory.......................    8,471      8,245
                   Closing inventory.......................    8,415      8,400
                   Average.................................    8,443      8,323

Rental income and direct container expenses are affected by lease utilization percentages for the equipment which were 83% and 91% on average during the three-month periods ended March 31, 1996 and 1995, respectively. In addition, rental income is affected by daily rental rates.

The following is a comparative analysis of the results of operations for the three-month periods ended March 31, 1996 and 1995.

The Partnership's income from operations for the three-month periods ended March 31, 1996 and 1995 was $634 and $668, respectively, on rental income of $1,520 and $1,689, respectively. The decrease in rental income of $169, or 10% from the three-month period ended March 31, 1995 to the same period in 1996 was primarily attributable to income from container rentals, the major component of total revenue, which decreased by $120, or 9%, between two periods. Income from container rentals is largely dependent upon three factors: equipment available for lease (average inventory), average on-hire (utilization) percentage, and average daily rental rates. Average inventory increased by 1.5%, average on-hire utilization decreased by eight percentage points and average daily rental rates decreased by 3% from the three-month periods ended March 31, 1996 to the comparable period in 1995.

Utilization began to decrease in the last quarter of 1995 and continued to decline for all Equipment types owned by the Partnership in the first quarter of 1996. The General Partners believe that this softening in demand has been due, in part, to a slow-down in activity in the Asia-North America trade route as well as to seasonal factors. Additionally, as noted above, the Partnership's principal lessees, shipping lines, are currently anticipating further over-capacity, which may adversely affect rental payments and/or rates and utilization. Rental rates have also been restrained by quantity rate discounts granted to the Partnership's larger container lessees.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's containers under short-term operating leases. There were seven direct financing leases at March 31, 1996.

The balance of rental income consists of other lease-related items, primarily income from charges to the lessees for handling and returning containers less credits granted to the lessees for leasing containers from less desirable locations (location income), income from handling and returning marine containers and income from charges to lessees for a damage protection plan. For the three-month period ended March 31, 1996, the total of these other revenue items decreased by $49 or 17% over the equivalent period in 1995. The primary cause of the decrease in other revenue was location income, which decreased by $42. The decline in location income is mainly due to a decrease in drop-off charges to lessees for Equipment at less desirable locations, which primarily resulted from drop-off charges to a specific lessee in the first quarter of 1995 that did not re-occur in the same period in 1996, as well as an increase in credits given to lessees for pick-up of Equipment from less desirable locations, which was largely driven by decreased demand.

Direct container expenses, excluding bad debt expense, increased by $49, or 22% from the three-month periods ended March 31, 1996 to the same period in 1995. The primary components of this increase were costs incurred for storage (which increased by $27) and maintenance and repair costs (which increased by $23). Storage costs increased due to lower utilization rates in the three-month period ended March 31, 1996 compared to the same period in 1995. Maintenance and repair costs increased due to more units being returned which required repairs and a higher average cost to repair units in the three-month period ended March 31, 1996 compared to the equivalent period in 1995.

Bad debt expense decreased from $51 in the first quarter of 1995 to a benefit of $17 in the same period of 1996. The benefit recorded in 1996 was primarily due to a reduction in reserve requirements for two specific lessees.

Depreciation expense decreased by $94 or 20% from the three-month period ended March 31, 1995 to the same period in 1996. This decrease is primarily attributable to certain equipment, acquired used, which has now been fully depreciated.

Management fees to affiliates decreased by $12 from the three-month period ended March 31, 1996 to the same period of 1995 primarily due to a decline in equipment management fees. Equipment management fees decreased by $12 between periods due to a decrease in rental income.

General and administrative costs to affiliates decreased by $5, or 6%, in the three-month period ended March 31, 1996 compared to the same period in 1995. The decrease was primarily the result of a decline in overhead costs allocable from TEM.

Other income (expense) includes a gain on sales of equipment of $110 for the three-month period ended March 31, 1996 compared to a gain of $50 for the equivalent period ended in 1995.

Net earnings per limited partnership unit increased from $.49 to $.50 from the three-month period ended March 31, 1995 to the same period in 1996, reflecting the increase in net earnings from $721 to $743 for the respective periods.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep the Equipment under lease, rather than the geographic location of the Equipment or the domicile of the lessees. The Partnership's containers are generally operated on the international high seas rather than on the domestic waterways. The Partnership's Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of March 31, 1996 which would result in such risk materializing.

Other risks of the Partnership's leasing operations include competition, the cost of repositioning equipment after it comes off-lease, the risk of an uninsured loss, increases in maintenance expenses or other costs of operating the Partnership's equipment, and the effect of demand for world trade and/or general business and economic cycles on the Partnership's operations.

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


Date:  May 10, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                   Title                                      Date

/s/James E. Hoelter      President (Principal Executive            May 10, 1996
- ----------------------
James E. Hoelter         Officer) and Director



/s/John R. Rhodes        Executive Vice President,                 May 10, 1996
- ----------------------
John R. Rhodes           (Principal Financial and
                         Accounting Officer),
                         Secretary and Treasurer

                                 EXHIBIT INDEX


Exhibit No.

   27            Financial Data Schedule