Form 10-Q
period 1996-06-30
TCC EQUIPMENT INCOME FUND
filed 1996-08-14
CIK 820083

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington DC 20549



                                    FORM 10Q



                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


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

                      QUARTERLY REPORT ON FORM 10Q FOR THE
                          QUARTER ENDED JUNE 30, 1996

                               TABLE OF CONTENTS




                                                                                                        PAGE
ITEM 1.   FINANCIAL STATEMENTS

          Balance Sheets - June 30, 1996 (unaudited) and December 31, 1995  . . . . . . . . . . . . . . .  3


          Statements of Earnings for the six and three months ended June 30, 1996 and 1995 (unaudited)  .  4


          Statements of Partners' Capital for the six months
          ended June 30, 1996 and 1995 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . .  5


          Statements of Cash Flows for the six months
          ended June 30, 1996 and 1995 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . .  6


          Notes to Financial Statements (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . .  8


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

                           TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      June 30, 1996 and December 31, 1995
                             (Amounts in thousands)


                                                                             1996         1995
                                                                         -----------    --------
                                                                         (unaudited)
ASSETS
Container rental equipment, net of accumulated
   depreciation of $ 10,436 (1995:  $ 10,681)                              $ 16,272       17,317
Net investment in direct financing leases (note 7)                              644          760
Cash and cash equivalents (note 1)                                              485          492
Accounts receivable, net of allowance
   for doubtful accounts of $ 670 (1995:  $ 661)                              1,571        1,705
Due from affiliates (note 5)                                                  1,325        1,139
Prepaid expenses                                                                  3           10
                                                                           --------       ------

                                                                           $ 20,300       21,423
                                                                           ========       ======

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accounts payable                                                        $    136          150
   Accrued liabilities                                                           61           77
   Accrued damage protection plan costs (note 2)                                143          129
   Warranty claim payable (note 3)                                              292          324
   Due to affiliates (note 5)                                                    31          509
   Equipment purchases payable                                                    5          430
                                                                           --------       ------

       Total liabilities                                                        668        1,619
                                                                           --------       ------

Partners' capital:
   General partners                                                             (36)         (36)
   Limited partners                                                          19,668       19,840
                                                                           --------       ------

       Total partners' capital                                               19,632       19,804
                                                                           --------       ------


                                                                           $ 20,300       21,423
                                                                           ========       ======


See accompanying notes to financial statements

                           TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                             STATEMENTS OF EARNINGS

           For the six and three months ended June 30, 1996 and 1995 (Dollar amounts in thousands except for per unit amounts)
                                  (unaudited)


                                                    SIX MONTHS    THREE MONTHS       SIX MONTHS   THREE MONTHS
                                                         ENDED           ENDED            ENDED          ENDED
                                                 JUNE 30, 1996   JUNE 30, 1996    JUNE 30, 1995  JUNE 30, 1995
                                                 -------------   -------------    -------------  -------------
Rental Income                                      $    2,849      $    1,329       $    3,284     $    1,595
                                                   ----------      ----------       ----------     ----------
Costs and expenses:
   Direct Container expenses                              513             240              451            227
   Bad debt expense                                        23              40               72             21
   Depreciation                                           737             364              946            478
   Professional fees                                       17               8               22             12
   Management fees to affiliates (note 5)                 264             125              294            144
   General and administrative costs to
     affiliates (note 5)                                  169              75              212            113
   Other general and administrative costs                  31              16               43             24
                                                   ----------      ----------       ----------     ----------
                                                        1,754             868            2,040          1,019
                                                   ----------      ----------       ----------     ----------
   Income from operations                               1,095             461            1,244            576
                                                   ----------      ----------       ----------     ----------
   Other income:
    Interest income, net                                    4               5                6              3
    Gain on sales of containers                           216             106               82             32
                                                   ----------      ----------       ----------     ----------

                                                   $      220      $      111       $       88     $       35
                                                   ----------      ----------       ----------     ----------

    Net earnings                                   $    1,315      $      572       $    1,332     $      611
                                                   ==========      ==========       ==========     ==========

Allocation of net earnings (note 5):
    General partners                               $       15      $        8       $       14     $        7
    Limited partners                                    1,300             564            1,318            604
                                                   ----------      ----------       ----------     ----------

                                                   $    1,315      $      572       $    1,332     $      611
                                                   ==========      ==========       ==========     ==========
Limited partners' per unit share
    of net earnings                                     $0.88           $0.38            $0.90          $0.41
                                                        =====           =====            =====          =====

Limited partners' per unit share
    of distributions                                    $1.00           $0.50            $0.95          $0.50
                                                        =====           =====            =====          =====

Weighted average number of limited
    partnership units outstanding                   1,471,779       1,471,779        1,472,529      1,472,529
                                                   ==========      ==========       ==========     ==========




See accompanying notes to financial statements

                           TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL

                For the six months ended June 30, 1995 and 1996
                             (Amounts in thousands)
                                  (unaudited)


                                                         PARTNERS' CAPITAL
                                                -----------------------------------
                                                GENERAL        LIMITED       TOTAL
                                                -------        -------      -------
Balances at January 1, 1995                       $(36)        20,090        20,054

Distributions                                      (14)        (1,399)       (1,413)

Redemptions (note 8)                                 -             (4)           (4)

Net earnings                                        14          1,318         1,332
                                                  ----          -----        ------

Balances at June 30, 1995                         $(36)        20,005        19,969
                                                  ====         ======        ======


Balances at January 1, 1996                       $(36)        19,840        19,804

Distributions                                      (15)        (1,472)       (1,487)

Net earnings                                        15          1,300         1,315
                                                  ----         ------        ------

Balances at June 30, 1996                         $(36)        19,668        19,632
                                                  ====         ======        ======



See accompanying notes to financial statements

                           TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                For the six months ended June 30, 1996 and 1995
                             (Amounts in thousands)
                                  (unaudited)


                                                                      1996           1995
                                                                      ----           ----
Cash flows from operating activities:
   Net earnings                                                      $1,315         1,332
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
     Depreciation                                                       737           946
     Increase (decrease) in allowance for doubtful accounts               9           (31)
     Gain on sale of rental equipment                                  (216)          (81)
     Changes in assets and liabilities:
       Decrease (increase) in accounts receivable                       124           (31)
       Increase in due from affiliates, net                            (140)           (4)
       Proceeds from principal payments
        on direct financing leases                                      153           124
       Decrease in prepaid expenses                                       7             7
       Decrease in accounts payable and
        accrued liabilities                                             (30)          (16)
       Decrease in warranty payable                                     (32)          (18)
       Increase (decrease) in accrued
        damage protection plan costs                                     14            (6)
                                                                     ------         -----

        Net cash provided by operating activities                     1,941         2,222
                                                                     ------         -----

Cash flows from investing activities:
   Proceeds from sale of container rental equipment                     674           351
   Container purchases                                                 (695)         (938)
                                                                     ------         -----

        Net cash used in investing activities                           (21)         (587)
                                                                     ------         -----

Cash flows from financing activities:
   Repayment of borrowings from affiliates                             (435)            -
   Redemptions of limited partnership units                               -            (4)
   Distributions to partners                                         (1,492)       (1,415)
                                                                     ------         -----

        Net cash used in financing activities                        (1,927)       (1,419)
                                                                     ------         -----

Net (decrease) increase in cash                                          (7)          216
Cash and cash equivalents at beginning of period                        492           192
                                                                     ------         -----

Cash and cash equivalents at end of period                           $  485           408
                                                                     ======         =====

Interest paid during the period                                      $    4             -
                                                                     ======         =====


See accompanying notes to financial statements

                           TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     STATEMENTS OF CASH FLOWS--CONTINUED

                For the six months ended June 30, 1996 and 1995
                             (Amounts in thousands)
                                  (unaudited)

SUPPLEMENTAL DISCLOSURES:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of Equipment purchases, distributions to partners, and proceeds from sale of Equipment which had not been paid or received as of June 30, 1996 and 1995, and December 31, 1995 and 1994, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the six-month periods ended June 30, 1996 and 1995.

                                                                               June 30,       Dec. 31,       June 30,      Dec. 31,
                                                                                 1996           1995           1995          1994
                                                                               --------       --------       --------      --------
                 Equipment purchases included in:
                     Due to affiliates   . . . . . . . . . . . .               $  18           44              1            12
                     Equipment purchases payable   . . . . . . .                   5          430            192             5

                 Distributions to partners included in:
                     Due to affiliates   . . . . . . . . . . . .                  10           15              2             4

                 Proceeds from sale of Equipment included in:
                     Accounts receivable   . . . . . . . . . . .                   -            1              1             1
                     Due from affiliates   . . . . . . . . . . .                 287          229            198           168

The following table summarizes the amounts of Equipment purchases, distributions to partners, and proceeds from sale of Equipment recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the six-month periods ended June 30, 1996 and 1995.


                                                                                                             1996          1995
                                                                                                           ------         -----
                 Equipment purchases recorded  . . . . . . . . . . . . . . . . . . . . . . . .             $  244         1,114
                 Equipment purchases paid  . . . . . . . . . . . . . . . . . . . . . . . . . .                695           938

                 Distributions to partners declared  . . . . . . . . . . . . . . . . . . . . .              1,487         1,413
                 Distributions to partners paid  . . . . . . . . . . . . . . . . . . . . . . .              1,492         1,415

                 Proceeds from sale of Equipment recorded  . . . . . . . . . . . . . . . . . .                731           381
                 Proceeds from sale of Equipment received  . . . . . . . . . . . . . . . . . .                674           351


                 See accompanying notes to financial statements

                           TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 1996
           (Dollar amounts in thousands except for per unit amounts)
                                  (Unaudited)


NOTE 1.  GENERAL

     TCC Equipment Income Fund (the Partnership) is a California Limited Partnership formed in 1987. The Partnership owns and leases a fleet of intermodal marine cargo container equipment (the Equipment) to international shipping lines.

     The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 1996 and December 31, 1995, and the results of its operations, changes in partners' capital and cash flows for the six- and three-month periods ended June 30, 1996 and 1995, have been made.

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

NOTE 2.  DAMAGE PROTECTION PLAN

     The Partnership offers a Damage Protection Plan (the Plan) to lessees of its Equipment. Under the terms of the Plan, the Partnership earns additional revenues on a daily basis and, as a result, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the Partnership's obligation for estimated repair costs. At June 30, 1996 and December 31, 1995, this reserve was equal to $143 and $129, respectively.

NOTE 3.  WARRANTY CLAIM

     During 1992 and 1995, the Partnership settled warranty claims against an equipment manufacturer. The Partnership will amortize the settlement amounts over the remaining estimated useful life of the Equipment (seven years), reducing maintenance and repair costs over that time. At June 30, 1996 and December 31, 1995, the unamortized portion of the settlement amount was equal to $292 and $324, respectively.

NOTE 4.  ACQUISITION OF EQUIPMENT

     During the six-month periods ended June 30, 1996 and 1995, the Partnership purchased Equipment with a cost of $244 and $1,114, respectively.

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

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners or TAS an incentive management fee, an acquisition fee, an equipment management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $32 and $44 of equipment acquisition fees as part of container costs during the six-month periods ended June 30, 1996 and 1995, respectively. The Partnership incurred $62 and $31 of incentive management fees during the six- and three-month periods ended June 30, 1996, respectively, and $62 and $31 for the comparable periods ended June 30, 1995. No equipment liquidation fees were incurred during either period.

     The Equipment is managed by TEM. Prior to the sale of the Partnership's storage fleet during 1995, TEM had entered into an agreement with its wholly-owned subsidiary Textainer Storage Services (TSS) to manage storage containers owned by the Partnership and other owners (note 9). In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Equipment. Additionally, TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates at June 30, 1996 and December 31,1995.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. For the six- and three-month periods ended June 30, 1996, these fees totaled $202 and $94, respectively, and $232 and $113 for the comparable periods ended June 30, 1995. Such fees are either retained by TEM or, prior to the sale of the storage fleet, the fees allocable to TSS, if any, were passed through to TSS by TEM for services rendered. The Equipment is or was leased by TEM and TSS to third party lessees on operating master leases, spot leases and term leases. The majority of the Equipment is leased under operating leases with limited terms and no purchase option.

                           TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS--CONTINUED




     Certain indirect general and administrative costs incurred in performing administrative services necessary to the operation of the Partnership are borne by TEM and, prior to the sale of the storage fleet, TSS. Such costs are allocated to the Partnership based on the ratio of the Partnership's interest in managed Equipment to the total equipment managed by TEM and TSS. Indirect general and administrative costs allocated to the Partnership were $148 and $72 for the six- and three-month periods ended June 30, 1996, respectively, and $179 and $95 for the comparable periods ended June 30, 1995.

     TFS, in its capacity as managing general partner, also incurred general and administrative costs of $21 and $3 for the six- and three- month periods ended June 30, 1996, respectively, and $33 and $18 for the comparable periods ended June 30, 1995, which were reimbursed by the Partnership.

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

     At June 30, 1996 and December 31, 1995, due from and to affiliates are comprised of:

                                                                                             1996            1995
                                                                                             ----            ----
                                   Due from affiliates:
                                            Due from TEM and TSS . . . . . . . . . . . .    $1,325           1,139
                                                                                             =====           =====

                                   Due to affiliates:
                                            Due to TL  . . . . . . . . . . . . . . . . .    $    3               2
                                            Due to TCC . . . . . . . . . . . . . . . . .         3               5
                                            Due to TAS . . . . . . . . . . . . . . . . .        10              37
                                            Due to TFS . . . . . . . . . . . . . . . . .        14             464
                                            Due to TGH . . . . . . . . . . . . . . . . .         1               1
                                                                                             -----           -----
                                                                                            $   31             509
                                                                                             =====           =====


     These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or in the accrual and payment of net rental revenues from TEM and TSS.

     It is the policy of the Partnership and the General Partners to charge interest on intercompany balances which are outstanding for more than one month to the extent that such balances relate to loans for Equipment purchases. Interest is charged at the Prime Rate plus certain margins based on TGH's leverage ratio. The Partnership incurred interest expense of $9 and $1 on such intercompany balances payable to TFS during the six- and three-month periods ended June 30, 1996. No such interest was incurred during the comparable period in 1995.

                           TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS--CONTINUED




NOTE 6.  RENTALS UNDER OPERATING LEASES

     The following is a schedule by year of minimum future rentals receivable on noncancelable operating leases as of June 30, 1996:

                                           Year ending June 30:
                                           1997  . . . . . . . . . . . . . . . . . . . .       $ 454
                                           1998  . . . . . . . . . . . . . . . . . . . .          38
                                           1999  . . . . . . . . . . . . . . . . . . . .          28
                                           2000  . . . . . . . . . . . . . . . . . . . .          17
                                                                                               -----

                                           Total minimum future rentals receivable . . .       $ 537
                                                                                               =====

NOTE 7.  DIRECT FINANCING LEASES

     The components of the net investment in direct financing leases as of June 30, 1996 and December 31, 1995 are as follows:

                                                                                               1996           1995
                                                                                               ----           ----
                                          Future minimum lease payments receivable  . . .      $ 796          $ 890
                                          Residual value  . . . . . . . . . . . . . . . .          2              5
                                          Less:  unearned income  . . . . . . . . . . . .       (154)          (135)
                                                                                               -----          -----

                                          Net investment in direct financing leases . . .      $ 644          $ 760
                                                                                               =====          =====

     The following is a schedule by year of minimum lease payments receivable under the eight direct financing leases as of June 30, 1996:

                                          Year ending June 30:
                                          1997  . . . . . . . . . . . . . . . . . . . . .       $ 422
                                          1998  . . . . . . . . . . . . . . . . . . . . .         350
                                          1999  . . . . . . . . . . . . . . . . . . . . .          24
                                                                                                -----

                                          Total minimum lease payments receivable . . . .       $ 796
                                                                                                =====

     Rental income includes $66, $33 and $72, $35 for the six- and three-month periods ended June 30, 1996 and 1995, respectively, of income from direct financing leases.

NOTE 8.  REDEMPTIONS

     No redemption offerings were consummated during the six-month period ended June 30, 1996. The total number of units redeemed since the inception of the redemption program is 2,775, at a total cost of $23, representing an average redemption price of $8.31 per unit. The redemption price is fixed by formula and varies depending on the length of time the units have been outstanding.

                           TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS--CONTINUED




NOTE 9.  SALE OF STORAGE FLEET

     In August 1995, the Partnership sold its container storage fleet, managed by TSS, to an unrelated purchaser. The proceeds from the sale were $20 compared to the Partnership's cost basis of $15. The resulting gain from the sale was $5. The Partnership invested the proceeds from the sale into addtitional Equipment.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           (Dollar amounts in thousands except for per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the six- and three- month periods ended June 30, 1996 and 1995. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

LIQUIDITY AND CAPITAL RESOURCES

From October 1987 until October 1989 the Partnership was involved in the offering of limited partnership interests to the public. On October 26, 1989, the Partnership's offering of limited partnership interests was closed at $29,491.

The Partnership has set up a program whereby limited partners may redeem units for a specified redemption value. The redemption price is set by formula and varies depending on length of time the units are outstanding. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or (iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. The Partnership did not redeem any units during the six-month period ended June 30, 1996. From the inception of the Partnership through June 30, 1996, the Partnership has redeemed a total of 2,775 units for $23, representing an average redemption price of $8.31 per unit. The Partnership has used cash flow from operations to pay for the redeemed units.

Prior to its distribution or reinvestment in additional equipment, the Partnership invests working capital and cash flow from operations in short-term, highly liquid investments. It is the policy of the Partnership to maintain a minimum working capital reserve in an amount which is the lesser of
(i) 1% of capital contributions, or (ii) $100. At June 30, 1996, the Partnership's cash of $485 was primarily invested in a market-rate account.

During the six-month period ended June 30, 1996, the Partnership declared cash distributions to limited partners pertaining to the fourth quarter of 1995 and first quarter of 1996 in the amount of $1,472. These distributions represent a return of 10% of original capital (measured on an annualized basis) on each unit. Of these distributions, on a GAAP basis $172 was a return of capital and the balance was from net earnings. On a cash basis all of these distributions were from operations.

For the six-month period ended June 30, 1996, the Partnership had net cash provided by operating activities of $1,941 compared with $2,222 for the equivalent period in 1995. Rental income declined by $435 or 13% and direct expenses increased by $62 or 14% from the six-month period ended June 30, 1995 to the equivalent period in 1996. The average collection period for accounts receivable from operations increased from 118 days for the quarter ended June 30, 1995 to 143 days for the comparable period in 1996, primarily due to the fact that rental income, which declined by 13% between periods, decreased at a greater relative rate than accounts receivable.

The Partnership's principal lessees, shipping lines, are currently experiencing over-capacity, in part due to the delivery of new, large capacity ships. This over-capacity has, in some instances, caused shipping lines to reduce freight rates, which could affect the profitability of their business, resulting in the possibility of delays in the remittance of rental payments, pressure on container rental rates, and in extreme cases, bankruptcy of some shipping lines. As discussed more fully below under "Results of Operations", utilization rates have reflected a lower demand for containers, and this over-capacity could also further affect these rates.

Net cash used in investing activities (the purchase and sale of Equipment) for the six-month period ended June 30, 1996 was $21 compared to $587 for the equivalent period in 1995. The difference is due to the fact that the Partnership had greater proceeds from the sale of Equipment in the six-month period ended June 30, 1996 than in the same period in 1995 and had greater cash outflow for Equipment purchases in the six-month period ended June 30, 1995 than in the equivalent period in 1996. The General Partners believe that these differences reflect normal fluctuations in equipment sales and purchases. The Partnership has a significant amount of used Equipment in its portfolio and expects to sell this Equipment periodically when it reaches the end of its useful marine life. Consistent with its investment objectives, the Partnership intends to reinvest all or a significant amount of proceeds from Equipment sales in additional Equipment.


RESULTS OF OPERATIONS

The Partnership's operations, which consist of rental income, Equipment depreciation, direct operating expenses, management fees, and reimbursement of administrative expenses were directly related to the size of the Equipment fleet (inventory) during the six-month periods ended June 30, 1996 and 1995, as well as certain other factors as discussed below. The following is a summary of the Equipment (in units) available for lease during those periods:

                                                                      1996       1995
                                                                      ----       ----
             Opening inventory . . . . . . . . . . . . . . . . .     8,471      8,245
             Closing inventory . . . . . . . . . . . . . . . . .     8,165      8,334
             Average . . . . . . . . . . . . . . . . . . . . . .     8,318      8,290

Rental income and direct operating expenses are affected by lease utilization percentages for the Equipment which were 82% and 91% on average during the six-month periods ended June 30, 1996 and 1995, respectively. In addition, rental income is affected by daily rental rates.

The following is a comparative analysis of the results of operations for the six-month periods ended June 30, 1996 and 1995.

The Partnership's income from operations for the six-month periods ended June 30, 1996 and 1995 was $1,095 and $1,244, respectively, on rental income of $2,849 and $3,284, respectively. The decrease in rental income of $435, or 13%, from the six-month period ended June 30, 1995 to the same period in 1996 was primarily attributable to income from Equipment rentals, the major component of total revenue, which decreased by $331, or 12%, between the two periods.
Income from Equipment rentals is largely dependent upon three factors:
Equipment available for lease (average inventory), average on-hire (utilization) percentage, and average daily rental rates. Average inventory remained stable; however, average utilization decreased by 10% and average daily rental rates decreased by 4% from the six-month periods ended June 30, 1995 to the comparable period in 1996.

Utilization began to decrease in the last quarter of 1995 and continued to decline for all Equipment types owned by the Partnership in the first and second quarters of 1996. The General Partners believe that this softening in demand has been due, in part, to a slow-down in activity in the Asia-North America trade route as well as to seasonal factors. The General Partners have seen recent evidence of some stabilization of utilization rates in certain Equipment types; however, there can be no assurance regarding the trend for utilization in the future. Additionally, as noted above, the Partnership's principal lessees, shipping lines, are currently experiencing over-capacity, which may adversely affect rental payments and/or rates and utilization. Rental rates have also been restrained by quantity rate discounts granted to the Partnership's larger Equipment lessees.

Substantially all of the Partnership's rental income was generated from the leasing of the Equipment under short-term operating leases. There were eight direct financing leases at June 30, 1996.

The balance of rental income consists of other lease-related items, primarily income from charges to the lessees for handling and returning Equipment less credits granted to the lessees for leasing Equipment from less desirable locations (location income), income from handling and returning Equipment and income from charges to lessees for a damage protection plan. For the six-month period ended June 30, 1996, the total of these other revenue items decreased by $104, or 22%, over the equivalent period in 1995. The primary cause of the decrease in other revenue was location income, which decreased by $82. The decline in location income is mainly due to a decrease in drop-off charges to lessees for Equipment at less desirable locations, which primarily resulted from drop-off charges to a specific lessee in the first quarter of 1995 that did not re-occur in the same period in 1996. Location income also declined due to an increase in credits given to lessees for pick-up of Equipment from less desirable locations in the six-month period ended June 30, 1996, which was largely driven by decreased demand for Equipment.

Direct operating expenses, excluding bad debt expense, increased by $62, or 14%, from the six-month period ended June 30, 1995 to the same period in 1996. The primary component of this increase was costs incurred for storage (which increased by $59). Storage costs increased due to lower utilization rates in the six-month period ended June 30, 1996 compared to the same period in 1995.

Bad debt expense decreased from $72 in the first six-month period of 1995 to $23 in the same period of 1996. The decrease in 1996 was primarily due to a reduction in reserve requirements for two specific lessees, moderated by an increase in reserve requirements for one specific lessee in the six-month period ended June 30, 1996.

Depreciation expense decreased by $209, or 22%, from the six-month period ended June 30, 1995 to the same period in 1996. This decrease is primarily attributable to certain Equipment, acquired used, which has now been fully depreciated.

Management fees to affiliates, at 7% of gross revenue, decreased by $30 from the six-month period ended June 30, 1996 to the same period of 1995 due to a decline in rental income. Incentive management fees were 2% of gross revenue for both periods.

General and administrative costs to affiliates decreased by $43, or 20%, in the six-month period ended June 30, 1996 compared to the same period in 1995. The decrease was primarily the result of a decline in overhead costs allocated from TEM.

Other income (expense) includes a gain on sales of Equipment of $216 for the six-month period ended June 30, 1996 compared to a gain of $82 for the equivalent period ended in 1995.

Net earnings per limited partnership unit decreased from $.90 to $.88 from the six-month period ended June 30, 1995 to the same period in 1996, reflecting the decrease in net earnings from $1,332 to $1,315 for the respective periods.

The following is a comparative analysis of the results of operations for the three-month periods ended June 30, 1996 and 1995.

The Partnership's income from operations for the three-month period ended June 30, 1996 was $461, compared to $576 in the same period in 1995, a decrease of $115, or 20%, compared to the same period in 1995, on gross rental revenues of $1,329 and $1,595, respectively. The decrease in total revenue of $266, or 17%, from the three-month period ended June 30, 1995 to the equivalent period in 1996 was primarily attributable to rental income, the major component of total rental revenue, which decreased by $210, or 15%, from 1995 to 1996. This decline in rental income primarily resulted from a decrease in average inventory of 1%, a decrease in utilization of 10%, and a decrease in average daily rental rates of 4% from period to period.

The balance of total revenue for the three-month period ended June 30, 1996 was $134 compared to $190 for the same period in 1995, a decrease of $56 or 29%. The primary component of this net decrease was a decrease in location income of $40 from the three-month period ended June 30,1996 compared to the same period in 1995. The decrease in location income was due to an increase in pick-up credits given to lessees for leasing from less desirable locations spurred by the decline in utilization and the lower demand for Equipment.

Direct operating expenses, excluding bad debt expense, increased by $13, or 6%, from the three-month period ended June 30, 1995 to the equivalent period in 1996. The primary component of this increase was costs incurred for storage which increased by $32 due to a decrease in utilization of 10%.

Bad debt expense increased by $19 from the three-month period ended June 30, 1995 to the same period in 1996. The increase was due primarily to an increase in reserve requirements for one specific lessee recorded during the three-month period ended June 30, 1996.

Depreciation expense decreased by $114 from the three-month period ended June 30, 1996 to the equivalent period in 1995. This decrease is primarily attributable to certain Equipment, acquired used, which has now been fully depreciated.

Management fees to affiliates were lower by $19 in the three-month period ended June 30, 1996 than in the same period in 1995 due to a decline in rental income.

General and administrative costs to affiliates decreased by $38 or 34% from the three-month period ended June 30, 1996 when compared with the same period in 1995. The decrease was primarily the result of a decline in overhead costs allocated from TEM.

Other income includes a gain on sales of Equipment of $106 for the three-month period ended June 30, 1996 compared to a gain of $32 for the three-month period ended June 30, 1995.

Net earnings per limited partnership unit decreased from $0.41 for the three-month period ended June 30, 1995 to $0.38 for the equivalent period in 1996, reflecting the decrease in net earnings from $611 for the three-month period ended June 30, 1995 to $572 for the same period in 1996.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep the Equipment under lease, rather than the geographic location of the Equipment or the domicile of the lessees. The Equipment is generally operated on the international high seas rather than on the domestic waterways. The Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of June 30, 1996 which would result in such risk materializing.

Other risks of the Partnership's leasing operations include competition, the cost of repositioning equipment after it comes off-lease, the risk of an uninsured loss, increases in maintenance expenses or other costs of operating the Equipment, and the effect of world trade and/or general business and economic cycles on the Partnership's operations.

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


                                  TCC EQUIPMENT INCOME FUND
                                  A California Limited Partnership

                                  By Textainer Financial Services Corporation
                                  The Managing General Partner



                                  By
                                     -------------------------------------
                                     John R. Rhodes
                                     Executive Vice President



Date:  August 12, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                              Title                                         Date
________________________               President (Principal Executive                August 12, 1996
James E. Hoelter                        Officer) and Director



________________________               Executive Vice President,                     August 12, 1996
John R. Rhodes                         (Principal Financial and
                                       Accounting Officer)
                                       Secretary and Treasurer

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


                                  TCC EQUIPMENT INCOME FUND
                                  A California Limited Partnership

                                  By Textainer Financial Services Corporation
                                  The Managing General Partner



                                  By /s/John R. Rhodes
                                     ------------------------------
                                     John R. Rhodes
                                     Executive Vice President



Date:  August 12, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                  Title                                          Date
/s/James E. Hoelter                    President (Principal Executive                August 12, 1996
- -----------------------
James E. Hoelter                       Officer) and Director



/s/John R. Rhodes                      Executive Vice President,                     August 12, 1996
- -------------------------
John R. Rhodes                         (Principal Financial and
                                       Accounting Officer),
                                       Secretary and Treasurer