Form 10-Q
period 1996-09-30
TCC EQUIPMENT INCOME FUND
filed 1996-11-12
CIK 820083

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549



                                    FORM 10Q



                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


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

                      QUARTERLY REPORT ON FORM 10Q FOR THE
                        QUARTER ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS



                                                                                     PAGE

ITEM 1  FINANCIAL STATEMENTS

          Balance Sheets - September 30, 1996 (unaudited) and December 31, 1995...     3

          Statements of Earnings for the nine and three months
          ended September 30, 1996 and 1995 (unaudited) ..........................     4

          Statements of Partners' Capital for the nine months
          ended September 30, 1996 and 1995 (unaudited) ..........................     5

          Statements of Cash Flows for the nine months
          ended September 30, 1996 and 1995 (unaudited) ..........................     6

          Notes to Financial Statements (unaudited) ..............................     8

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS ..................................................    13

                            TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    September 30, 1996 and December 31, 1995
                             (Amounts in thousands)


                                                          1996          1995
                                                       ----------      ------
                                                       (UNAUDITED)
ASSETS
Container rental equipment, net of accumulated
   depreciation of $ 10,399 (1995: $ 10,681)             $15,702       17,317
Net investment in direct financing leases (note 8)           567          760
Cash                                                         972          492
Accounts receivable, net of allowance
   for doubtful accounts of $ 683 (1995: $ 661)            1,540        1,705
Due from affiliates (note 6)                               1,385        1,139
Prepaid expenses                                              --           10
                                                         -------       ------

                                                         $20,166       21,423
                                                         =======       ======
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accounts payable                                      $   125          150
   Accrued liabilities                                        42           50
   Accrued maintenance and repair costs (note 2)              40           27
   Accrued damage protection plan costs (note 3)             139          129
   Warranty claims (note 4)                                  276          324
   Due to affiliates (note 6)                                 29          509
   Equipment purchases payable                                 5          430
                                                         -------       ------

       Total liabilities                                     656        1,619
                                                         -------       ------
Partners' capital:
   General partners                                          (36)         (36)
   Limited partners                                       19,546       19,840
                                                         -------       ------

       TOTAL PARTNERS' CAPITAL                            19,510       19,804
                                                         -------       ------

                                                         $20,166       21,423
                                                         =======       ======


See accompanying notes to financial statements

                            TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                             STATEMENTS OF EARNINGS

         For the nine and three months ended September 30, 1996 and 1995
       (Dollar amounts in thousands except for unit and per unit amounts)
                                   (unaudited)


                                                  NINE MONTHS        THREE MONTHS         NINE MONTHS        THREE MONTHS
                                                        ENDED               ENDED               ENDED               ENDED
                                               SEPT. 30, 1996      SEPT. 30, 1996      SEPT. 30, 1995      SEPT. 30, 1995
                                               --------------      --------------      --------------      --------------
Rental Income                                      $    4,135               1,286               4,866               1,582
                                                   ----------          ----------          ----------          ----------
Costs and expenses:
   Direct container expenses                              721                 208                 652                 201
   Bad debt expense                                        41                  18                 177                 105
   Depreciation                                         1,093                 355               1,423                 477
   Professional fees                                       23                   6                  28                   6
   Management fees to affiliates (note 6)                 385                 122                 437                 143
   General and administrative costs
      to affiliates (note 6)                              238                  69                 318                 106
   Other general and administrative costs                  47                  16                  60                  17
                                                   ----------          ----------          ----------          ----------

                                                        2,548                 794               3,095               1,055
                                                   ----------          ----------          ----------          ----------

   Income from operations                               1,587                 492               1,771                 527
                                                   ----------          ----------          ----------          ----------
Other income:
   Interest income, net                                     9                   5                  11                   5
   Gain on sales of containers                            341                 125                 191                 109
                                                   ----------          ----------          ----------          ----------

                                                          350                 130                 202                 114
                                                   ----------          ----------          ----------          ----------

    Net earnings                                   $    1,937                 622               1,973                 641
                                                   ==========          ==========          ==========          ==========
Allocation of net earnings (note 6):
   General partners                                $       23                   8                  21                   7
   Limited partners                                     1,914                 614               1,952                 634
                                                   ----------          ----------          ----------          ----------

                                                   $    1,937                 622               1,973                 641
                                                   ==========          ==========          ==========          ==========
Limited partners' per unit share
   of net earnings                                 $     1.30          $     0.42          $     1.33          $     0.43

Limited partners' per unit share
   of distributions                                $     1.50          $     0.50          $     1.45          $     0.50

Weighted average number of limited
   partnership units outstanding                    1,471,779           1,471,779           1,472,529           1,472,529
                                                   ==========          ==========          ==========          ==========

See accompanying notes to financial statements

                            TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' CAPITAL

              For the nine months ended September 30, 1995 and 1996
                             (Amounts in thousands)
                                   (unaudited)

                                           PARTNERS' CAPITAL
                                    ---------------------------------
                                    GENERAL     LIMITED        TOTAL
                                    -------     -------        -----
Balances at January 1, 1995          $(36)       20,090        20,054

Distributions                         (21)       (2,135)       (2,156)

Redemptions (note 9)                   --            (4)           (4)

Net earnings                           21         1,952         1,973
                                     ----        ------        ------

Balances at September 30, 1995       $(36)       19,903        19,867
                                     ====        ======        ======

Balances at January 1, 1996          $(36)       19,840        19,804

Distributions                         (23)       (2,208)       (2,231)

Net earnings                           23         1,914         1,937
                                     ----        ------        ------

Balances at September 30, 1996       $(36)       19,546        19,510
                                     ====        ======        ======



See accompanying notes to financial statements

                            TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

              For the nine months ended September 30, 1996 and 1995
                             (Amounts in thousands)
                                   (unaudited)


                                                                            1996          1995
                                                                          -------        ------
Cash flows from operating activities:
      Net earnings                                                        $ 1,937         1,973
      Adjustments to reconcile net earnings to
        net cash provided by operating activities:
         Depreciation                                                       1,093         1,423
         Increase in allowance for doubtful accounts                           22            72
         Gain on sale of rental equipment                                    (341)         (191)
         Changes in assets and liabilities:
             Decrease in accounts receivable                                  141            54
             (Increase) decrease in due from affiliates, net                 (161)            1
             Proceeds from principal payments
                on direct financing leases                                    231           192
             Decrease in prepaid expenses                                      10            11
             (Decrease) increase in accounts payable and
                accrued liabilities                                           (33)           43
             Increase (decrease) in accrued maintenance and                    13            (3)
                repair costs
             Decrease in warranty payable                                     (48)          (28)
             Increase (decrease) in accrued
                damage protection plan costs                                   10           (26)
                                                                          -------        ------

                Net cash provided by operating activities                   2,874         3,521
                                                                          -------        ------
Cash flows from investing activities:
      Proceeds from sale of container rental equipment                      1,001           575
      Container purchases                                                    (716)       (1,739)
                                                                          -------        ------

                Net cash provided by (used in) investing activities           285        (1,164)
                                                                          -------        ------
Cash flows from financing activities:
      Repayment of borrowings from affiliates                                (435)           --
      Redemptions of limited partnership units                                 --            (4)
      Distributions to partners                                            (2,244)       (2,157)
                                                                          -------        ------

                Net cash used in financing activities                      (2,679)       (2,161)
                                                                          -------        ------
Net increase in cash                                                          480           196
Cash at beginning of period                                                   492           192
                                                                          -------        ------

Cash at end of period                                                     $   972           388
                                                                          =======        ======

Interest paid during the period                                           $    14            --
                                                                          =======        ======


See accompanying notes to financial statements

                            TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                       STATEMENTS OF CASH FLOWS--CONTINUED

              For the nine months ended September 30, 1996 and 1995
                             (Amounts in thousands)
                                   (unaudited)

SUPPLEMENTAL DISCLOSURES:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of Equipment purchases, distributions to partners, and proceeds from sale of Equipment which had not been paid or received as of September 30, 1996 and 1995, and December 31, 1995 and 1994, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 1996 and 1995.

                                                 Sept 30,    Dec. 31,    Sept 30,  Dec. 31,
                                                  1996         1995        1995      1994
                                                 -------     -------     -------   -------
Equipment purchases included in:
     Due to affiliates .....................       $ 11         44         43         12
     Equipment purchases payable ...........          5        430        567          5

Distributions to partners included in:
     Due to affiliates .....................          2         15          4          5

Proceeds from sale of Equipment included in:
     Accounts receivable ...................         --          1         48          1
     Due from affiliates ...................        313        229        197        169

The following table summarizes the amounts of Equipment purchases, distributions to partners, and proceeds from sale of Equipment recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 1996 and 1995.

                                                1996         1995
                                               ------       ------
Equipment purchases recorded ..............    $  258        2,332
Equipment purchases paid ..................       716        1,739

Distributions to partners declared ........     2,231        2,156
Distributions to partners paid ............     2,244        2,157

Proceeds from sale of Equipment recorded...     1,084          650
Proceeds from sale of Equipment received...     1,001          575


See accompanying notes to financial statements

                            TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1996
       (Dollar amounts in thousands except for unit and per unit amounts)
                                   (Unaudited)


NOTE 1.   GENERAL

      TCC Equipment Income Fund (the Partnership) is a California Limited Partnership formed in 1987. The Partnership owns and leases a fleet of intermodal marine cargo container equipment (the Equipment) to international shipping lines.

      The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 1996 and December 31, 1995, and the results of its operations, changes in partners' capital and cash flows for the nine- and three-month periods ended September 30, 1996 and 1995, have been made.

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

      For the nine months ended September 30, 1996, the revenue from one lessee accounted for 10.13% of the Partnership's revenues. No other single lessee accounted for more than 10% of the Partnership's revenues and it is not anticipated that the loss of any single customer or small group of customers, would have a material adverse effect on the business of the Partnership.


NOTE 2.  MAINTENANCE AND REPAIR

      The Partnership accrues maintenance and repair costs on damaged units in depots. At September 30, 1996 and December 31, 1995, the amount accrued was $40 and $27, respectively.


NOTE 3.   DAMAGE PROTECTION PLAN

      The Partnership offers a Damage Protection Plan (the Plan) to lessees of its Equipment. Under the terms of the Plan, the Partnership earns additional revenues on a daily basis and, as a result, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the Partnership's obligation for estimated repair costs. At September 30, 1996 and December 31, 1995, this reserve was equal to $139 and $129, respectively.

                            TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 4.   WARRANTY CLAIMS

      During 1992 and 1995, the Partnership settled warranty claims against an Equipment manufacturer. The Partnership is amortizing the settlement amounts over the remaining estimated useful life of the Equipment (seven years), reducing maintenance and repair costs over that time. At September 30, 1996 and December 31, 1995, the unamortized portion of the settlement amount was $276 and $324, respectively.


NOTE 5.   ACQUISITION OF EQUIPMENT

      During the nine-month periods ended September 30, 1996 and 1995, the Partnership purchased Equipment with a cost of $258 and $2,332, respectively.


NOTE 6.   TRANSACTIONS WITH AFFILIATES

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

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners or TAS an incentive management fee, an acquisition fee, an equipment management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $33 and $84 of equipment acquisition fees as a component of container costs during the nine-month periods ended September 30, 1996 and 1995, respectively. The Partnership incurred $92 and $31 of incentive management fees during the nine- and three-month periods ended September 30, 1996, respectively, and $93 and $31 for the comparable periods ended September 30, 1995. No equipment liquidation fees were incurred during either period.

      The Equipment is managed by TEM. Prior to the sale of the Partnership's storage fleet during 1995, TEM had entered into an agreement with its wholly-owned subsidiary Textainer Storage Services (TSS) to manage storage containers owned by the Partnership and other owners (note 10). In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the

                            TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


      Equipment. Additionally, TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates at September 30, 1996 and December 31,1995.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. For the nine- and three-month periods ended September 30, 1996, these fees totaled $293 and $91, respectively, and $344 and $112 for the comparable periods ended September 30, 1995. Such fees are either retained by TEM or, prior to the sale of the storage fleet, the fees allocable to TSS, if any, were passed through to TSS by TEM for services rendered. The Equipment is or was leased by TEM and TSS to third party lessees on operating master leases, spot leases and term leases. The majority of the Equipment is leased under operating leases with limited terms and no purchase option.

      Certain indirect general and administrative costs incurred in performing administrative services necessary to the operation of the Partnership are borne by TEM and, prior to the sale of the storage fleet, TSS. Such costs are allocated to the Partnership based on the ratio of the Partnership's interest in managed Equipment to the total equipment managed by TEM and TSS. Indirect general and administrative costs allocated to the Partnership were $208 and $60 for the nine- and three-month periods ended September 30, 1996, respectively, and $268 and $89 for the comparable periods ended September 30, 1995.

      TFS, in its capacity as managing general partner, also incurred general and administrative costs of $30 and $9 for the nine- and three-month periods ended September 30, 1996, respectively, and $50 and $17 for the comparable periods ended September 30, 1995, which were reimbursed by the Partnership.

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

      At September 30, 1996 and December 31, 1995, due from and to affiliates are comprised of:

                                                1996        1995
                                               ------       -----
      Due from affiliates:
               Due from TEM and TSS ......     $1,385       1,139
                                               ======       =====
      Due to affiliates:
               Due to TL .................     $   --           2
               Due to TCC ................          5           5
               Due to TAS ................         11          37
               Due to TFS ................         13         464
               Due to TGH ................         --           1
                                               ------       -----
                                               $   29         509
                                               ======       =====


      These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual

                            TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


      and payment of expenses and fees described above or in the accrual and payment of net rental revenues from TEM and TSS.

      It is the policy of the Partnership and the General Partners to charge interest on intercompany balances which are outstanding for more than one month to the extent that such balances relate to loans for Equipment purchases. Interest is charged at the Prime Rate plus certain margins based on TGH's leverage ratio. The Partnership incurred interest expense of $10 on such intercompany balances payable to TFS during the nine-month period ended September 30, 1996. No such interest was incurred during the three-month period ended September 30, 1996 or the nine- and three-month periods ended September 30, 1995.

NOTE 7.   RENTALS UNDER OPERATING LEASES

      The following is a schedule by year of minimum future rentals receivable on noncancelable operating leases as of September 30, 1996:

             Year ending September 30:
             1997.......................................         $326
             1998.......................................           39
                                                                 ----

             Total minimum future rentals receivable....         $365
                                                                 ====

NOTE 8.   DIRECT FINANCING LEASES

      The components of the net investment in direct financing leases as of September 30, 1996 and December 31, 1995 are as follows:

                                                                   1996       1995
                                                                  -----      -----
             Future minimum lease payments receivable ....        $ 690      $ 890
             Residual value ..............................            2          5
             Less:  unearned income ......................         (125)      (135)
                                                                  -----      -----
             Net investment in direct financing leases ...        $ 567      $ 760
                                                                  =====      =====

      The following is a schedule by year of minimum lease payments receivable under the eight direct financing leases as of September 30, 1996:

             Year ending September 30:
             1997 ......................................         $419
             1998 ......................................          257
             1999 ......................................           14
                                                                 ----
             Total minimum lease payments receivable ...         $690
                                                                 ====

      Rental income includes income from direct financing leases of $92, $26, $104 and $32 for the nine- and three-month periods ended September 30, 1996 and 1995, respectively.

                            TCC EQUIPMENT INCOME FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE 9. REDEMPTIONS

      No redemption offerings were consummated during the nine-month period ended September 30, 1996. The total number of units redeemed since the inception of the redemption program is 2,775, at a total cost of $23, representing an average redemption price of $8.31 per unit. The redemption price is fixed by formula and varies depending on the length of time the units have been outstanding.

NOTE 10. SALE OF STORAGE FLEET

      In August 1995, the Partnership sold its container storage fleet, managed by TSS, to an unrelated purchaser. The proceeds from the sale were $20 compared to the Partnership's cost basis of $15. The resulting gain from the sale was $5. The Partnership invested the proceeds from the sale into additional Equipment.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       (Dollar amounts in thousands except for unit and per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the nine- and three-month periods ended September 30, 1996 and 1995. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

LIQUIDITY AND CAPITAL RESOURCES

From October 1987 until October 1989 the Partnership was involved in the offering of limited partnership interests to the public. On October 26, 1989, the Partnership's offering of limited partnership interests was closed at $29,491.

The Partnership has set up a program whereby limited partners may redeem units for a specified redemption value. The redemption price is set by formula and varies depending on length of time the units are outstanding. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. The Partnership did not redeem any units during the nine-month period ended September 30, 1996. From the inception of the Partnership through September 30, 1996, the Partnership has redeemed a total of 2,775 units for $23, representing an average redemption price of $8.31 per unit. The Partnership has used cash flow from operations to pay for the redeemed units.

Prior to its distribution or reinvestment in additional equipment, the Partnership invests working capital and cash flow from operations in short-term, highly liquid investments. It is the policy of the Partnership to maintain a minimum working capital reserve in an amount which is the lesser of (i) 1% of capital contributions, or (ii) $100. At September 30, 1996, the Partnership's cash of $972 was invested in a market-rate account.

During the nine-month period ended September 30, 1996, the Partnership declared cash distributions to limited partners pertaining to the fourth quarter of 1995 and the first two quarters of 1996 in the amount of $2,208. These distributions represent a return of 10% of original capital (measured on an annualized basis) on each unit. On a GAAP basis $294 of these distributions was a return of capital and the balance was from net earnings. On a cash basis all of these distributions were from operations.

For the nine-month period ended September 30, 1996, the Partnership had net cash provided by operating activities of $2,874 compared with $3,521 for the equivalent period in 1995. This decrease was due to a decrease in rental income and an increase in direct costs as well as an increase in due from affiliates. The decrease in rental income and increase in direct costs resulted primarily from a lower utilization rate and drop in rental rates for the Partnership equipment. The increase in due from affiliates reflects timing differences in the accrual and payment of net rental revenues, fees and other expenses to or from TEM and affiliates.

The Partnership's principal lessees, shipping lines, are currently experiencing over-capacity, in part due to the delivery of new, large capacity ships. This over-capacity has caused shipping lines to reduce freight rates and has affected the profitability of their business, resulting in the need to reduce costs. This is producing downward pressure on lease rates. Delays in the remittance of rental payments, and in extreme cases, bankruptcy of some shipping lines may occur if profitability continues to erode. As noted above and discussed more fully below under "Results of Operations", utilization rates have reflected a lower demand for containers, and this over-capacity could also further affect utilization.

Net cash provided by investing activities (the purchase and sale of Equipment) for the nine-month period ended September 30, 1996 was $285 compared to net cash used in investing activities of $1,164 for the equivalent period in 1995. This difference is due to the Partnership purchasing more Equipment, on a cash basis, in 1995 than in the same period in 1996. Additionally, the Partnership had greater proceeds from the sale of Equipment in the nine-month period ended September 30, 1996 than in the same period in 1995. The General Partners believe that these differences reflect normal fluctuations in equipment sales and purchases. The Partnership has a significant amount of used Equipment in its portfolio and expects to sell this Equipment periodically when it reaches the end of its useful marine life. Consistent with its investment objectives and the General Partners' determination that the Equipment can be profitably sold or bought at any time, the Partnership intends to reinvest all or a significant amount of proceeds from Equipment sales in additional Equipment.


RESULTS OF OPERATIONS

The Partnership's operations, which consist of rental income, Equipment depreciation, direct operating expenses, management fees, and reimbursement of administrative expenses were directly related to the size of the Equipment fleet (inventory) during the nine-month periods ended September 30, 1996 and 1995, as well as certain other factors as discussed below. The following is a summary of the Equipment (in units) available for lease during those periods:

                                            1996       1995
                                            ----       ----
         Opening inventory..............    8,471      8,245
         Closing inventory..............    7,941      8,623
         Average........................    8,206      8,434

Rental income and direct operating expenses are affected by lease utilization percentages for the Equipment which were 82% and 90% on average during the nine-month periods ended September 30, 1996 and 1995, respectively. In addition, rental income is affected by daily rental rates which have also decreased, as discussed below.

The following is a comparative analysis of the results of operations for the nine-month periods ended September 30, 1996 and 1995.

The Partnership's income from operations for the nine-month periods ended September 30, 1996 and 1995 was $1,587 and $1,771, respectively, on rental income of $4,135 and $4,866, respectively. The decrease in rental income of $731, or 15%, from the nine-month period ended September 30, 1995 to the same period in 1996 was primarily attributable to income from Equipment rentals, the major component of total revenue, which decreased by $599, or 14%, between the two periods. Income from Equipment rentals is largely dependent upon three factors: Equipment available for lease (average inventory), average on-hire (utilization) percentage, and average daily rental rates. Average inventory decreased 3%, average utilization decreased by 9% and average daily rental rates decreased by 4% from the nine-month period ended September 30, 1995 to the comparable period in 1996.

Utilization began to decrease in the last quarter of 1995 and has continued to decline in the first three quarters of 1996. The General Partners believe that this softening in demand has been due, in part, to a slow-down in activity in the Asia-North America trade route. Additionally, as noted above, the Partnership's principal lessees, shipping lines, are currently experiencing over-capacity, which may adversely affect rental payments and/or rates and utilization which is likely affecting rental rates. Rental rates have also been restrained by quantity rate discounts granted to the Partnership's larger Equipment lessees.

Substantially all of the Partnership's rental income was generated from the leasing of the Equipment under short-term operating leases. There were eight direct financing leases at September 30, 1996.

The balance of rental income consists of other lease-related items, primarily income from charges to the lessees for dropping off Equipment at less desirable locations as adjusted by credits granted to the lessees for picking up Equipment from less desirable locations (location income), income from handling and returning Equipment and income from charges to lessees for a damage protection plan. For the nine-month period ended September 30, 1996, the total of these other revenue items decreased by $131, or 21%, over the equivalent period in 1995. The primary cause of the decrease in other revenue was location income, which decreased by $124 or 52%. The decline in location income is mainly due to an increase in pick-up credits given to lessees for pick-up of Equipment from less desirable locations. Pick-up credits are largely driven by decreased demand for Equipment. There was also a decrease in drop-off charges to lessees for Equipment returned in less desirable locations, which primarily resulted from drop-off charges to a specific lessee in the first quarter of 1995 that did not re-occur in the same period in 1996.

Direct operating expenses, excluding bad debt expense, increased by $69 or 11%, from the nine-month period ended September 30, 1995 to the same period in 1996. The primary components of this increase were costs incurred for storage, which increased by $95 between periods mainly due to lower utilization rates. Additionally, maintenance expenses associated with the damage protection plan increased by $34 from the nine-month period ended September 30, 1995 to the same period in 1996, due to an increase in the average repair costs for units covered under the plan.

Bad debt expense decreased from $177 in the first nine-month period of 1995 to $41 in the same period of 1996. The decrease of $136 was primarily due to reduced reserve requirements for two specific lessees in the nine-month period ended September 30, 1996 compared to the same period in 1995.

Depreciation expense decreased by $330, or 23%, from the nine-month period ended September 30, 1995 to the same period in 1996. This decrease is primarily attributable to certain Equipment, acquired used, which has now been fully depreciated coupled with a drop in average inventory of 3%.

Management fees were 9.3% and 9.0% of rental income for the nine months ended September 30, 1996 and 1995, respectively. Incentive management fees, which are based on the Partnership's limited and general partner distribution percentage and capital raised, were 2.2% of gross revenue in the nine-months ended September 30, 1996 and 1.9% of gross revenue in the comparative period in 1995. Equipment management fees were 7% of gross revenue for both periods.

General and administrative costs to affiliates decreased by $80, or 25%, in the nine-month period ended September 30, 1996 compared to the same period in 1995. The decrease was primarily the result of a decline in overhead costs allocated from TEM.

Other income (expense) includes a gain on sales of Equipment of $341 for the nine-month period ended September 30, 1996 compared to a gain of $191 for the equivalent period ended in 1995.

Net earnings per limited partnership unit decreased from $1.33 to $1.30 from the nine-month period ended September 30, 1995 to the same period in 1996, reflecting the decrease in net earnings from $1,973 to $1,937 for the respective periods.

The following is a comparative analysis of the results of operations for the three-month periods ended September 30, 1996 and 1995.

The Partnership's income from operations for the three-month period ended September 30, 1996 was $492, compared to $527 in the same period in 1995, a decrease of $35, or 7%, compared to the same period in 1995, on gross rental revenues of $1,286 and $1,582, respectively. The decrease in total revenue of $296, or 19%, from the three-month period ended September 30, 1995 to the equivalent period in 1996 was primarily attributable to rental income, the major component of total rental revenue, which decreased by $269, or 19%, from 1995 to 1996. This decline in rental income primarily resulted from a decrease in average inventory of 5%, a decrease in utilization of 10%, and a decrease in average daily rental rates of 4% from period to period.

The balance of total revenue for the three-month period ended September 30, 1996 was $125 compared to $152 for the same period in 1995, a decrease of $27 or 18%. The primary component of this net decrease was a decrease in location income of $41 from the three-month period ended September 30, 1996 compared to the same period in 1995. The decrease in location income was due to an increase in pick-up credits given to lessees for leasing from less desirable locations, spurred by the decline in utilization and the lower demand for Equipment.

Direct operating expenses, excluding bad debt expense, increased by $7, or 4%, from the three-month period ended September 30, 1995 to the equivalent period in 1996. The primary component of this increase was costs incurred for storage which increased by $36 due to a decrease in utilization of 10%.

Bad debt expense decreased by $87 from the three-month period ended September 30, 1995 to the same period in 1996. The decrease was due primarily to a decrease in reserve requirements for specific lessees recorded during the three-month period ended September 30, 1996 compared to the same period in 1995.

Depreciation expense decreased by $122 or 26% from the three-month period ended September 30, 1996 to the equivalent period in 1995. This decrease is primarily attributable to certain Equipment, acquired used, which has now been fully depreciated coupled with a decrease in average inventory of 5%.

Management fees to affiliates were lower by $21 in the three-month period ended September 30, 1996 than in the same period in 1995 due to a decline in rental income.

General and administrative costs to affiliates decreased by $37 or 35% from the three-month period ended September 30, 1996 when compared with the same period in 1995. The decrease was primarily the result of a decline in overhead costs allocated from TEM.

Other income includes a gain on sales of Equipment of $125 for the three-month period ended September 30, 1996 compared to a gain of $109 for the three-month period ended September 30, 1995.

Net earnings per limited partnership unit decreased from $0.43 for the three-month period ended September 30, 1995 to $0.42 for the equivalent period in 1996, reflecting the decrease in net earnings from $641 for the three-month period ended September 30, 1995 to $622 for the same period in 1996.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep the Equipment under lease, rather than the geographic location of the Equipment or the domicile of the lessees. The Equipment is generally operated on the international high seas rather than on the domestic waterways. The Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of September 30, 1996 which would result in such risk materializing.

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


                                    TCC EQUIPMENT INCOME FUND
                                    A California Limited Partnership

                                    By Textainer Financial Services Corporation
                                    The Managing General Partner



                                    By /s/John R. Rhodes
                                       ----------------------------------------
                                       John R. Rhodes
                                       Executive Vice President


Date:  November 14, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                   Title                                 Date
---------                   -----                                 ----

/s/James E. Hoelter      President (Principal Executive     November 14, 1996
-------------------      Officer) and Director
James E. Hoelter


/s/John R. Rhodes        Executive Vice President,          November 14, 1996
-------------------      (Principal Financial and
John R. Rhodes           Accounting Officer),
                         Secretary and Treasurer
