Form 10-K
period 1996-12-31
TCC EQUIPMENT INCOME FUND
filed 1997-03-27
CIK 820083

.




                 TEXTAINER FINANCIAL SERVICES CORPORATION
                     650 California Street, 16th Floor
                          San Francisco, CA 94108


March 25, 1997


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of TCC Equipment Income Fund (the "Partnership") the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

The financial statements included in the enclosed Annual Report on Form 10K do not reflect a change from the preceding year in any accounting principles or practices, or in the method of applying any such principles or practices.

This filing is being effected by direct transmission to the Commission's EDGAR System.

Sincerely,

Nadine Forsman
Controller

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington DC 20549

                                   FORM 10K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[  ]

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

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

For more detailed information about the Registrant's business, see "Business of the Partnership" in the Registrant's Prospectus as supplemented.

(a)      General Development of Business

         The Registrant is a California limited partnership formed as of August 3, 1987 to purchase, own, operate, lease, and sell equipment (the Equipment) used in the containerized cargo shipping industry. The Registrant commenced offering units representing limited partnership interests (Units) to the public on October 26, 1987 in accordance with its Registration Statement and ceased to offer such Units as of October 26, 1989. The Registrant raised a total of $29,491,000 from the offering.

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

              Container leasing companies and the Registrant operate in a similar manner by owning and leasing a worldwide fleet of new and used transportation containers to international shipping companies hauling various types of goods among numerous trade routes. In addition to paying a daily rental rate, all lessees must either provide physical damage and liability insurance or purchase a damage waiver from the Registrant, in which case the Registrant agrees to pay the cost of repairing any physical damage to containers caused by lessees, special handling fees and/or drop-off charges may also be charged in certain markets. Container leasing companies compete with one another on the basis of lease rates, availability of equipment and services provided. Revenues and profits are generated by maintaining the highest lease rates and the highest equipment utilization factors allowed by market conditions. Rental revenues from containers result primarily under master leases which are comparable to the corporate rate agreements used by rental car companies. The master leases provide that container leasing customers, for a specified period of time, may rent containers at specific terms, conditions and rental rates. Although the terms of the master lease governing each container do not vary, the number of containers in use can vary from time to time within the term of the master lease. The terms and conditions of the master lease provide that the lessee pays a daily rental rate for the entire time the container is in his possession (whether or not he is actively using it), is responsible for any damage, and must insure the container against liabilities. For a more detailed discussion of the leases for the Partnership's Equipment see "Leasing Policy" under "Business of the Partnership" in the Registrant's Prospectus as supplemented. Rental car companies usually purchase only new cars, but since containers are completely standardized, a used container in serviceable condition usually rents for the same rate as a new one although the purchase price is lower. The Registrant also sells containers in the course of its business if opportunities arise or at the end of the container's useful life. See "Business of the Partnership" in Registrant's Prospectus, as supplemented.

(c)(1)(ii)    Inapplicable.

(c)(1)(iii)   Inapplicable.

(c)(1)(iv)    Inapplicable.

(c)(1)(v)     Inapplicable.

(c)(1)(vi)    Inapplicable.

(c)(1)(vii) No single lessee had rental billing for the year ended December 31, 1996 which was 10% or more of the total rental billing of the Registrant.

(c)(1)(viii)  Inapplicable.

(c)(1)(ix)    Inapplicable.

(c)(1)(x) There are approximately 80 container leasing companies of which the top ten control approximately 93% of the total equipment held by all container leasing companies. The top two container leasing companies control approximately 28% each of the total equipment held by all container leasing companies. Textainer Equipment Management Limited, an Associate General Partner of the Registrant and the manager of its marine container equipment, is the third largest container leasing company and controls approximately 9% of the equipment held by all container leasing companies. The Registrant alone is not a material participant in the worldwide container leasing market. The principal methods of competition are price and the provision of worldwide service to the international shipping community. Additionally, shipping alliances and other operational consolidations among shipping lines have recently allowed shipping lines to operate with fewer containers, thereby decreasing the demand for leased containers. Competition among lessors such as the Registrant has, therefore, increased.

(c)(1)(xi)    Inapplicable.

(c)(1)(xii)   Inapplicable.

(c)(1)(xiii)  The  Registrant  has no employees.  Textainer  Financial  Services
              Corporation (TFS), the Managing General Partner of the Registrant, is responsible for the overall management of the business of the Registrant and has 26 employees. Textainer Equipment Management Limited (TEM), an Associate General Partner, is responsible for the management of the leasing operations of the Registrant and has a total of 138 employees.

(d)      Financial  Information About Foreign and Domestic Operations and Export
         Sales.

         The Registrant is involved in the leasing of shipping containers to international shipping companies for use in world trade and approximately 15.62%,14.18% and 16.63%, of the Registrant's rental revenue during years ended December 31, 1996, 1995, and 1994, respectively, was derived from operations sourced or terminated domestically. These percentages do not reflect the proportion of the Partnership's income from operations generated in domestic waterways. Substantially all of the Partnership's income from operations is derived from assets employed in foreign operations. See "Business of the Partnership" and for discussion of the risks of leasing containers for use in world trade, see "Risk Factors" in the Registrant's Prospectus, as supplemented.

ITEM 2.      PROPERTIES.

As of December 31, 1996, the Registrant owned the following types and quantities of equipment:

                        20-foot standard dry freight containers.....................     3,259
                        20-foot refrigerated containers.............................       121
                        40-foot standard dry freight containers.....................     3,274
                        40-foot high cube dry freight containers....................     1,195
                                                                                         -----


                                                                                         7,849

During December 1996, approximately 80% of these shipping containers were on lease to international shipping companies, and the balance were being stored at shipping container manufacturers' locations and at a large number of storage depots located worldwide.

For  information  about  the  Registrant's   property,   see  "Business  of  the
Partnership" in the Registrant's Prospectus, as supplemented.


ITEM 3.      LEGAL PROCEEDINGS.

The Registrant is not subject to any legal proceedings.


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

(a)(1)(ii)        Inapplicable.

(a)(1)(iii)       Inapplicable.

(a)(1)(iv)        Inapplicable.

(a)(1)(v)         Inapplicable.

(a)(2)            Inapplicable.

(b)      Holders.

(b)(1) As of January 1, 1997, there were 2,010 holders of record of limited partnership interests in the Registrant.

(b)(2)            Inapplicable.

     (c) Dividends.

                           Inapplicable.

For details of the distributions which are made quarterly by the Registrant to its limited partners, see Item 6, "Selected Financial Data."

ITEM 6.  SELECTED FINANCIAL DATA.

               (Amounts in thousands except for per unit amounts)

                                                                     Year Ended December 31,
                                        ------------------------------------------------------------------------------------
                                             1996             1995              1994               1993            1992
                                             ----             ----              ----               ----            ----

Rental Income.......................      $     5,383           6,479             6,158             5,994        6,785

Net Earnings........................      $     2,382           2,668             1,792             1,570        2,372

Net Earnings Per Unit
  of Limited Partnership
  Interest..........................      $      1.60            1.79               1.20             1.04          1.58

Distributions Per Unit of
  Limited Partnership
  Interest..........................      $      2.00            1.95               1.68             2.20          2.40

Distributions Per Unit of
  Limited Partnership
  Interest representing
  a return of capital...............      $      0.40            0.16               0.48              1.16         0.82

Total Assets........................      $    20,049          20,914             20,613            21,661       23,137


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        (Dollar amounts in thousands except for unit and per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the years ended December 31, 1996, 1995 and 1994. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From October 1987 until October 1989 the Partnership was involved in the offering of limited partnership interests to the public. On October 26, 1989, the Partnership's offering of limited partnership interests was closed at $29,491.

The Partnership has set up a program whereby limited partners may redeem units for a specified redemption value. The redemption price is set by formula and varies depending on length of time the units are outstanding. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. The Partnership did not redeem any units for the year ended December 31, 1996.

Prior to its distribution or reinvestment in additional Equipment, the Partnership invests working capital and cash flow from operations in short-term, highly liquid investments. It is the policy of the Partnership to maintain a minimum working capital reserve in an amount which is the lesser of (i) 1% of capital contributions or (ii) $100. At December 31, 1996, the Partnership's cash of $1,253 was primarily invested in a market-rate account.

During the year ended December 31, 1996, the Partnership declared cash distributions to limited partners pertaining to the fourth quarter of 1995 and the first three quarters of 1996, in the amount of $2,944. These distributions represent a return of 10% of original capital (measured on an annualized basis) on each unit. On a cash basis, all of these distributions were from operations. On a GAAP basis, $592 of these distributions were a return of capital and the balance was from net earnings.

At December 31, 1996, the Partnership had committed to purchase Equipment at an approximate total purchase price of $221, which includes acquisition fees of $11. The Partnership expects to fund the purchase of Equipment with its cash on hand. In the event the Partnership decides not to purchase the Equipment, one of the General Partners or its affiliates will retain the Equipment for its own account.

For the year ended December 31, 1996, the Partnership had net cash provided by operating activities of $3,907 compared with $4,528 for the equivalent period in 1995. This decrease was primarily attributable to a decrease in net earnings of $286. Net earnings decreased 11% in 1996 from 1995 due to a 17% decrease in rental revenue and a 5% increase in direct container expenses. The decrease in rental revenues between periods was due to a decline in utilization, rental rates and fleet size. The increase in direct container expenses between periods was primarily due to a decline in utilization.

Certain factors have adversely affected and may continue to adversely affect the Partnership's operations. Shipping lines, which are the Partnership's principal lessees, continue to experience over-capacity which is directly related to: (i) the delivery of new and much larger ships and, (ii) a general slow-down in the growth of world containerized cargo trade. This over-capacity has led to lower shipping rates, resulting in shipping lines' need to reduce operating costs. The drive to reduce costs, coupled with the availability of inexpensive financing and lower container prices, encouraged shipping lines to purchase, rather than lease, a greater number of new containers in 1996 than in previous years. All of these factors have led to: (i) a downward pressure on container lease rates;
(ii) an increase in leasing incentives and other discounts being granted to shipping lines by container lessors; and (iii) a decline in utilization of leased containers. Declining container utilization is discussed more fully below under "Results of Operations".

Net cash provided by investing activities (the purchase and sale of rental Equipment) for the year ended December 31, 1996 was $276 compared to net cash used in investing activities of $1,755 for the same period in 1995. The difference reflects that, on a cash basis, the Partnership sold more Equipment than it bought in 1996, whereas its purchases of Equipment exceeded sales by $1,755 in 1995. The Partnership has a significant amount of used Equipment in its portfolio and expects to sell the Equipment periodically when it reaches the end of its useful marine life. Consistent with its investment objectives, and the General Partners' determination that Equipment can be profitably sold or bought at any time, the Partnership intends to reinvest all or a significant amount of proceeds from Equipment sales in additional Equipment.


Results of Operations

The Partnership's income from operations, which consists of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses were directly related to the size of the container fleet ("inventory") during the years ended December 31, 1996, 1995 and 1994. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                               1996        1995        1994
                                                               ----        ----        ----

                   Opening inventory.......................    8,471      8,245       8,140
                   Closing inventory.......................    7,849      8,471       8,245
                   Average.................................    8,160      8,358       8,193

The decline in the average container fleet of 2% from 1995 to 1996 was primarily due to the Partnership selling more Equipment than it purchased during 1996. The decline in the container fleet contributed to an overall decline in rental income from 1995 to 1996.

Rental income and direct container expenses are also affected by lease utilization percentages for the equipment which were 81%, 90% and 88% on average during the years ended December 31, 1996, 1995 and 1994, respectively.

The following is a comparative analysis of the results of operations for the years ended December 31, 1996, 1995 and 1994.

The Partnership's income from operations for the years ended December 31, 1996 and 1995 was $1,945 and $2,447, respectively, on rental income of $5,383 and $6,479, respectively. The decrease in rental income of $1,096, a decrease of 17% from the year ended December 31, 1995 to 1996, was primarily attributable to income from container rentals, the major component of total revenue, which decreased by $887, or 16%, from 1995 to 1996. Income from container rentals is largely dependent upon three factors: equipment available for lease (average inventory), average on-hire (utilization) percentage, and average daily rental rates. Average inventory decreased 2%, average on-hire utilization decreased by 10% and average daily rental rates decreased 4% from the year ended December 31, 1995 to the year ended December 31, 1996.

The Partnership's income from operations for the years ended December 31, 1995 and 1994 was $2,447 and $1,618, respectively, on rental income of $6,479 and $6,158, respectively. The increase in rental income of $321, or 5% from the year ended December 31, 1994 to December 31, 1995 was primarily attributable to rental income from container rentals, the major component of total revenue, which increased by $305, or 6% from 1994 to 1995. Average inventory increased 2%, average daily rental rates were fairly stable and average on-hire utilization increased 2%, from the year ended December 31, 1994 to the year ended December 31, 1995.

Container utilization began to decline in late 1995 and that decline has persisted throughout 1996 and into 1997. The General Partners believe that this decrease in demand for leased containers is the result of recent adverse changes in the business of its shipping line customers. These changes consist principally of: (i) a general slowdown in the growth of world containerized cargo trade, particularly in the Asia-North America and Asia-Europe trade routes; (ii) over-capacity resulting from the 1996 and 1997 additions of new, larger ships to the existing container ship fleet at a rate in excess of the growth rate in containerized cargo trade; (iii) shipping line alliances and other operational consolidations that have allowed shipping lines to operate with fewer containers thereby decreasing the demand for leased containers; and
(iv) as noted above, shipping lines' purchased, rather than leased a greater number of containers. All of these factors have led to lower utilization of leased containers, which in turn has led to downward pressure on container rental rates and higher leasing incentives and other discounts for leased containers, further eroding Partnership profitability. For the near term, the General Partners do not foresee any changes in this outlook and caution that both utilization and lease rates could continue to decline, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's containers under short-term operating leases. There were five direct financing leases at December 31, 1996 and seven direct financing leases at December 31, 1995 and 1994.

The balance of rental income consists of other lease-related items, primarily income from charges to the lessees for handling and returning containers less credits granted to the lessees for leasing containers from less desirable locations (location income), income from handling and returning marine containers and income from charges to lessees for a damage protection plan
(DPP). For the year ended December 31, 1996, the total of these other rental income items decreased by $209 or 26% over the equivalent period in 1995. The primary cause of the decrease in other revenue was location income, which decreased by $179. The decrease in location income is largely due to lower demand, which drove drop-off charges to lessees down and increased credits to lessees for picking up units at less desirable locations.

For the year ended December 31, 1995, the total of these other rental income items increased by $16 or 2% over the equivalent period in 1994, primarily due to an increase in location income which increased by $108, offset by decreases in handling and DPP income of $49 and $40, respectively. Location income increased due to higher demand, handling income decreased primarily due to increased utilization and a decrease in per unit charges for handling and returning containers. DPP decreased due to cancellation of this coverage by a large lessee.

Direct container expenses (excluding bad debt expense) increased by $45, or 5%, from the year ended December 31, 1995, to the same period in 1996. The primary components of this increase were increases in storage and DPP expense of $127 and $15, respectively, offset slightly by decreases in maintenance and repair costs of $21. Storage costs increased due to lower utilization rates in the year ended December 31, 1996, compared to the same period in 1995. Maintenance and repair costs decreased due to the return of fewer units that required repairs and a lower average cost to repair units in the year ended December 31, 1996, compared to the equivalent period in 1995.

Direct container expenses (excluding bad debt expense) decreased by $243, a 22% decrease, from the year ended December 31, 1994, to the same period in 1995. The primary components of this decrease were decreased storage costs of $70, lower maintenance and repair costs of $60 and a decrease of $55 in accrued expenses under the damage protection plan. Storage costs decreased due to higher utilization rates which result in fewer units being stored. Maintenance and repair costs decreased due to the return of fewer units that required repairs and a lower average cost to repair those units in the year ended December 31, 1995 compared to the year ended December 31, 1994.

Bad debt expense decreased by $154 from the year ended December 31, 1995 to the equivalent period in 1996, due to lower specific reserve requirements in the year ended December 31, 1996, than in the same period in 1995, primarily for two specific lessees. Similarly, bad debt expense decreased by $201 from the year ended December 31, 1994, to the same period in 1995, due to lower specific reserve requirements in the year ended December 31, 1995.

Depreciation expense decreased by $310, or 17%, from the year ended December 31, 1995, to the same period in 1996. Depreciation expense decreased by $105, or 5%, from the year ended December 31, 1994, to the same period in 1995. These decreases were primarily attributable to certain equipment, acquired used, which has now been fully depreciated.

In the fourth quarter of 1996, a pretax charge of $114 was recorded to write down the value of the refrigerated containers owned by the Partnership. The carrying value of these refrigerated containers was written down to an amount equal to the estimated future discounted cash flows from these containers and the charge was included in depreciation expense.

Management fees were 9.4% and 8.6% of rental income for the years ended December 31, 1996 and 1995, respectively. Incentive management fees, which are based on the Partnership's distributions to the limited and general partners, were 2.3% and 1.9% of gross revenue for the years ended December 31, 1996 and 1995, respectively. Equipment management fees were 7% of gross revenue for both periods.

Management fees were 8.6% and 8.8% of rental income for the years ended December 31, 1995 and 1994. Incentive management fees, were 1.9% and 1.7% of gross revenue in the years ended December 31, 1995 and 1994. Equipment management fees were 7% of gross revenue for both periods.

General and administrative costs to affiliates decreased by 28%, or $117, in the year ended December 31, 1996, compared to the same period in 1995. The decrease was primarily the result of a decrease in total overhead costs allocated from TEM to the Partnership.

General and administrative costs to affiliates increased by 4%, or $14, in the year ended December 31, 1995, compared to the same period in 1994, primarily the result of an increase in overhead costs allocated to the Partnership due to its larger fleet size.

Other income includes a gain on sales of equipment of $415 for the year ended December 31, 1996, compared to a gain of $213 for the equivalent period ended 1995. Net interest income increased by $14 from the year ended December 31, 1995, to the comparable period in 1996, due to higher average cash balances.

For the year ended December 31, 1995, other income includes a gain on sales of equipment of $213 compared to a gain of $170 for the equivalent period ended 1994. Interest income decreased by $3 from the twelve-month period ended December 31, 1994, to the comparable period in 1995. Interest expense decreased by $7 due to termination of the credit facility.

Net earnings per limited partnership unit decreased from $1.79 to $1.60 per unit from the year ended December 31, 1995, to the same period in 1996, reflecting the decrease in net earnings from $2,668 to $2,382 for the respective periods. Net earnings per limited partnership unit increased from $1.20 to $1.79 per unit from the year ended December 31, 1994, to the year ended December 31, 1995, reflecting the increase in net earnings from $1,792 in 1994 to $2,668 in 1995.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep the Equipment under lease, rather than the geographic location of the Equipment or the domicile of the lessees. The Equipment is generally operated on the international high seas rather than on the domestic waterways. The Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of December 31, 1996 which would result in such risk materializing.

Other risks of the Partnership's leasing operations include competition, the cost of repositioning Equipment after it comes off-lease, the risk of an uninsured loss, increases in maintenance expenses or other costs of operating the Equipment, and the effect of world trade, industry trends and/or general business and economic cycles on the Partnership's operations. See "Risk Factors" in the Partnership's Prospectus, as supplemented, for additional information on risks of the Partnership's business.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

           Attached pages 11 to 23.

                      Independent Auditors' Report


The Partners
TCC Equipment Income Fund:

We have audited the accompanying balance sheets of TCC Equipment Income Fund (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of earnings, partners' capital and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TCC Equipment Income Fund as of December 31, 1996 and 1995, and the results of its operations, its partners' capital, and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.



                       KPMG Peat Marwick LLP




San Francisco, California
February 17, 1997

                      TCC EQUIPMENT INCOME FUND
                (a California limited partnership)

                           Balance Sheets

                     December 31, 1996 and 1995
                        (Amounts in thousands)


                                                                               1996               1995
                                                                          ----------------   ---------------


Assets
Container rental equipment, net of accumulated
   depreciation of $ 10,343 (1995:  $ 10,681)                           $          15,601            17,317

Cash                                                                                1,253               492

Net investment in direct financing leases (note 4)                                    461               760

Accounts receivable, net of allowance
   for doubtful accounts of $ 687 (1995:  $ 661)                                    1,554             1,705

Due from affiliates, net (note 2)                                                   1,170               630

Prepaid expenses                                                                       10                10
                                                                          ----------------   ---------------

                                                                        $         20,049            20,914
                                                                          ================   ===============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                     $             133               150

   Accrued liabilities                                                                  -                50

   Accrued damage protection plan costs (note 1)                                      130               129

   Accrued maintenance and repair costs (note 1)                                       45                27

   Warranty claims (note 1)                                                           260               324

   Equipment purchases payable                                                        269               430
                                                                          ----------------   ---------------

       Total liabilities                                                              837             1,110
                                                                          ----------------   ---------------

Partners' capital:
   General partners                                                                  (36)              (36)

   Limited partners                                                                19,248            19,840
                                                                          ----------------   ---------------

       Total partners' capital                                                     19,212            19,804
                                                                          ----------------   ---------------

Commitments (note 8)                                                    $          20,049            20,914
                                                                          ================   ===============


See accompanying notes to financial statements

                     TCC EQUIPMENT INCOME FUND
                (a California limited partnership)

                       Statements of Earnings

     Years ended December 31, 1996, 1995 and 1994 (Dollar amounts in thousands except for unit and per unit amounts)





                                                    1996              1995               1994
                                              -----------------  ----------------  -----------------

Rental Income                               $            5,383             6,479              6,158
                                              -----------------  ----------------  -----------------

Costs and expenses:
   Direct container expenses                               927               882              1,125

   Bad debt expense                                         59               213                414

   Depreciation (note 7)                                 1,547             1,857              1,962

   Professional fees                                        31                35                 27

   Management fees to affiliates (note 2)                  506               559                541

   General and administrative costs to
   affiliates (note 2)                                     301               418                404

   Other general and administrative costs                   67                68                 67
                                              -----------------  ----------------  -----------------


                                                         3,438             4,032              4,540
                                              -----------------  ----------------  -----------------

   Income from operations                                1,945             2,447              1,618
                                              -----------------  ----------------  -----------------

Other income:
   Interest income, net                                     22                 8                  4

   Gain on sale of equipment (note 6)                      415               213                170
                                              -----------------  ----------------  -----------------


                                                           437               221                174
                                              -----------------  ----------------  -----------------

    Net earnings                            $            2,382             2,668              1,792
                                              =================  ================  =================

Allocation of net earnings (note 1):
   General partners                         $               30                37                 25

   Limited partners                                      2,352             2,631              1,767
                                              -----------------  ----------------  -----------------

                                            $            2,382             2,668              1,792
                                              =================  ================  =================
Limited partners' per unit share
   of net earnings                          $             1.60              1.79               1.20
                                              =================  ================  =================

Limited partners' per unit share
   of distributions                         $             2.00              1.95               1.68
                                              =================  ================  =================

Weighted average number of limited
   partnership units outstanding                     1,471,779         1,472,471          1,474,143
                                              =================  ================  =================



See accompanying notes to financial statements

                          TCC EQUIPMENT INCOME FUND
                     (a California limited partnership)

                       Statements of Partners' Capital

                  Years ended December 31, 1996, 1995 and 1994
                            (Amounts in thousands)


                                                                Partners' Capital
                                             --------------------------------------------------------
                                               General              Limited               Total
                                             -------------       ---------------      ---------------

Balances at December 31, 1993              $         (36)               20,806               20,770

Distributions                                        (25)               (2,469)              (2,494)

Redemptions (note 1)                                   -                   (14)                 (14)

Net earnings                                          25                 1,767                1,792
                                             -------------       ---------------      ---------------

Balances at December 31, 1994                        (36)               20,090               20,054
                                             -------------       ---------------      ---------------


Distributions                                        (37)               (2,872)              (2,909)

Redemptions (note 1)                                    -                   (9)                  (9)

Net earnings                                          37                 2,631                2,668
                                             -------------       ---------------      ---------------

Balances at December 31, 1995                        (36)               19,840               19,804
                                             -------------       ---------------      ---------------


Distributions                                        (30)               (2,944)              (2,974)

Net earnings                                          30                 2,352                2,382
                                             -------------       ---------------      ---------------

Balances at December 31, 1996              $         (36)               19,248               19,212
                                             =============       ===============      ===============



See accompanying notes to financial statements

                          TCC EQUIPMENT INCOME FUND
                     (a California limited partnership)

                          Statements of Cash Flows

                 Years ended December 31, 1996, 1995 and 1994
                            (Amounts in thousands)



                                                                       1996            1995             1994
                                                                   -------------    ------------    -------------

Cash flows from operating activities:
     Net earnings                                               $         2,382           2,668            1,792

     Adjustments to reconcile net earnings to net cash provided by operating activities:

        Depreciation                                                      1,547           1,857            1,962

        Increase in allowance for doubtful accounts                          26              40              391

        Gain on sale of equipment                                         (415)           (213)            (170)

        Changes in assets and liabilities:

           Decrease (increase) in accounts receivable                       124            (59)            (422)

           Decrease (increase) in due from affiliates, net                   49           (152)            (181)

           Proceeds from principal payments
              on direct financing leases                                    306             261              237

           Decrease (increase) in prepaid expenses                            -               1              (2)

           Decrease in accounts payable and
              accrued liabilities                                          (67)             (2)             (52)

           Increase (decrease) in accrued maintenance and
              repair costs                                                   18             (9)              (6)

           (Decrease) increase in warranty claim                           (64)             152             (37)

           Increase (decrease) in accrued
              damage protection plan costs                                    1            (16)             (16)
                                                                   -------------    ------------    -------------

              Net cash provided by operating activities                   3,907           4,528            3,496
                                                                   -------------    ------------    -------------

Cash flows from investing activities:

     Proceeds from sale of equipment                                      1,348             768              798

     Container purchases                                                (1,072)         (2,523)          (2,543)
                                                                   -------------    ------------    -------------

              Net cash provided by (used in) investing activities           276         (1,755)          (1,745)
                                                                   -------------    ------------    -------------

Cash flows from financing activities:

     (Repayment to) borrowings from affiliates                            (435)             435                -

     Redemptions of limited partnership units                                 -             (9)             (14)

     Distributions to partners                                          (2,987)         (2,899)          (2,512)
                                                                   -------------    ------------    -------------

              Net cash used in financing activities                     (3,422)         (2,473)          (2,526)
                                                                   -------------    ------------    -------------

Net increase (decrease) in cash                                             761             300            (775)

Cash at beginning of period                                                 492             192              967
                                                                   -------------    ------------    -------------

Cash at end of period                                           $         1,253             492              192
                                                                   =============    ============    =============

Interest paid during the period                                 $            14               4               27
                                                                   =============    ============    =============


See accompanying notes to financial statements

                            TCC EQUIPMENT INCOME FUND
                      (a California limited partnership)

                     Statements of Cash Flows--Continued
                Years ended December 31, 1996, 1995 and 1994
                             (Amounts in thousands)


Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of equipment purchases, distributions to partners, and proceeds from sale of container rental equipment which had not been paid or received by the Partnership as of December 31, 1996, 1995, 1994 and 1993, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows.

                                                                     1996           1995           1994        1993
                                                                     ----           ----           ----        ----

Equipment purchases included in:
   Due to affiliates........................................    $       1             44             12           4
   Equipment purchases payable..............................          269            430              4         225

Distributions to partners included in:
   Due to affiliates........................................            2             15              5          23

Proceeds from sale of container rental equipment included in:
   Accounts receivable......................................           -               1              1           2
   Due from affiliates......................................          327            229            167         146

The following table summarizes the amounts of equipment purchases, distributions to partners, and proceeds from sale of container rental equipment recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

                                                                     1996            1995          1994
                                                                     ----            ----          ----

Equipment purchases recorded................................      $   868          2,981          2,330
Equipment purchases paid....................................        1,072          2,523          2,543

Distributions to partners declared..........................        2,974          2,909          2,494
Distributions to partners paid..............................        2,987          2,899          2,512

Proceeds from sale of container
  rental equipment recorded.................................        1,445            830            818
Proceeds from sale of container
  rental equipment received.................................        1,348            768            798


See accompanying notes to financial statements

                         TCC EQUIPMENT INCOME FUND
                    (a California limited partnership)
                       Notes to Financial Statements
                Years ended December 31, 1996, 1995 and 1994
       (Dollar amounts in thousands except for unit and per unit amounts)

Note 1.   Summary of Significant Accounting Policies

          (a)  Nature of Operations

          TCC Equipment Income Fund (TEIF or the Partnership), a California limited partnership, was formed on August 3, 1987 to engage in the business of owning, leasing and selling both new and used equipment related to the international containerized cargo shipping industry, including, but not limited to, containers, trailers, and other container-related equipment (the Equipment). TEIF offered units representing limited partnership interests (Units) to the public until October 26, 1989, the close of the offering period, when a total of 1,474,559 Units had been purchased for a total of $29,491.

          Textainer Financial Services Corporation (TFS) is the managing general partner of the Partnership (prior to its name change on April 4, 1994, TFS was known as Textainer Capital Corporation). TFS is a wholly-owned subsidiary of Textainer Capital Corporation (TCC) (prior to its name change on April 4, 1994, TCC was known as Textainer (Delaware), Inc.). Textainer Equipment Management Limited (TEM) (prior to being redomiciled on December 20, 1994, TEM was known as Textainer Equipment Management N.V.) and Textainer Limited (TL) are associate general partners of the Partnership. The managing general partner and the associate general partners are collectively referred to as the General Partners and are commonly owned by Textainer Group Holdings Limited
          (TGH). The General Partners also act in this capacity for other limited partnerships. Textainer Acquisition Services Limited (TAS) is an affiliate of the General Partners which performs services related to the acquisition of Equipment outside the United States on behalf of the Partnership. TCC Securities Corporation (TSC), a licensed broker and dealer in securities and an affiliate of the General Partners, was the managing sales agent for the offering of Units for sale. The General Partners manage and control the affairs of the Partnership.

          (b)  Basis of Accounting

          The Partnership utilizes the accrual method of accounting. Revenue is recorded when earned according to the terms of the Equipment rental contracts. These contracts are typically for a one-year term and are classified as operating leases, or direct financing leases if they so qualify under Statement on Financial Accounting Standards No. 13:
          "Accounting for Leases". Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

          (c)  Equipment

          The Equipment is carried at the lower of cost of the assets purchased, which includes acquisition fees, or the estimated recoverable value of such assets. Depreciation of new equipment is computed using the straight-line method over its estimated useful life of 12 years to a 28% salvage value. Used equipment is depreciated based upon its estimated remaining useful life at the date of acquisition (from 2 to 11 years). When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in income for the period.

          In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121). The Partnership adopted SFAS 121 during 1995. In accordance with SFAS 121, the Partnership periodically reviews the carrying value of the Equipment to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. There were no reductions to the carrying value of the equipment during 1996 and 1995 except as noted in Note 7.

          (d)  Nature of Income from Operations

          Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines that transport goods on international trade routes. Once the Equipment is on-hire with a lessee, the Partnership has no way of knowing its location. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees rather than the geographic location of the Equipment or the domicile of the lessees. No single lessee accounted for more than 10% of the Partnership's revenues for the year ended December 31, 1996, 1995 and 1994.

          (e)  Allocation of Net Earnings and Partnership Distributions

          In accordance with the Partnership Agreement, net earnings or losses and partnership distributions are allocated 1% to the General Partners and 99% to the limited partners, with the exception of gains on sales of containers. Such gains are allocated to the General Partners to the extent that their capital accounts' deficits exceed the portion of syndication and offering costs allocated to them. On termination of the Partnership, the General Partners shall be allocated gross income equal to their allocations of syndication and offering costs.

          Actual cash distributions to the limited partners differ from the allocated net earnings as presented in these financial statements because cash distributions are based on cash available for distribution. Cash distributions are paid to the general and limited partners on a quarterly basis in accordance with the provisions of the Partnership Agreement.

          (f)  Income Taxes

          The Partnership is not subject to income taxes. Accordingly, no provision for income taxes has been made. The Partnership files federal and state information returns only. Taxable income or loss is reportable by the individual partners.

          (g)  Acquisition Fees

          In accordance with the Partnership Agreement, acquisition fees are paid to the General Partners or TAS equal to 5% of the Equipment purchase price (see note 2). These fees are capitalized as part of the cost of the Equipment.

          (h)  Maintenance and Repair

          The Partnership accrues maintenance and repair costs on damaged units in depots. At December 31, 1996 and 1995, the amount accrued was $45 and $27, respectively.

          (i)  Damage Protection Plan

          The Partnership offers a Damage Protection Plan (the Plan) to lessees of its Equipment. Under the terms of the Plan, the Partnership earns additional revenues on a daily basis and, as a result, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the Partnership's obligation for estimated future repair costs. At December 31, 1996 and 1995, this reserve was equal to $130 and $129, respectively.

          (j)  Warranty Claims

          During 1992 and 1995, the Partnership settled warranty claims against an equipment manufacturer. The Partnership is amortizing the settlement amounts over the remaining estimated useful life of the applicable equipment (seven years), reducing maintenance and repair costs over that time. At December 31, 1996 and 1995, the unamortized portion of the settlement amounts was equal to $260 and $324, respectively.

          (k) Limited Partners' Per Unit Share of Net Earnings and Distributions

          Limited partners' per unit share of both net earnings and distributions were computed using the weighted average number of units outstanding during each year of the Partnership's operations which was 1,471,779, 1,472,471 and 1,474,143 during the years ended December 31,
          1996, 1995 and 1994, respectively.

          (l)  Redemptions

          The following redemption offerings were consummated by the Partnership during the years ended 1996, 1995 and 1994:

                                                                              Average
                                                           Units          Redemption Price
                                                          Redeemed                              Amount Paid


          Year ended  December  31, 1994:

                  3rd quarter......................         1,525              $ 8.86                 $  14
                                                            =====                                        ==


          Year ended  December  31, 1995:
                  1st Quarter.....................            500              $ 7.96                 $   4
                  4th Quarter.....................            750              $ 7.43                     5
                                                              ---                                         -
                                                            1,250              $ 7.64                     9
                                                            =====                                        ==


                  Partnership to date.............          2,775              $ 8.31                 $  23
                                                            =====                                        ==

          There were no units redeemed during 1996. The redemption price is fixed by formula and varies depending on the length of time the units have been outstanding.

          (m)  Fair Value of Financial Instruments

          To meet the reporting requirements of Financial Accounting Standards Board Statement No. 107, "Disclosures about Fair Value of Financial Instruments," the Partnership calculates the fair value of financial instruments and includes this additional information in the notes to the financial statements when the fair value is different than the book value of those financial instruments. At December 31, 1996 and 1995, the fair value of the Partnership's financial instruments approximates the related book value of such instruments.

          (n)  Reclassifications

          Certain reclassifications, not affecting net earnings, have been made to prior years' amounts in order to conform with the 1996 financial statement presentation.

Note 2.  Transactions with Affiliates

          As part of the operation of the Partnership, the Partnership is to pay to the General Partners (or TAS) an incentive management fee, an acquisition fee, an equipment management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $49, $122 and $111 of equipment acquisition fees as part of Equipment costs during the years ended December 31, 1996, 1995 and 1994, respectively, and incurred $124, $124, and $107 of incentive management fees during the same periods. No equipment liquidation fees were paid in 1996, 1995 or 1994.

          The Equipment of the Partnership is managed by TEM. Prior to the Partnership selling its storage fleet in 1995 (note 6), TEM had entered into an agreement with its 100%-owned subsidiary, Textainer Storage Services (TSS) to manage these storage containers. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's Equipment. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in the amount due from affiliates at December 31, 1996 and 1995.

          Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. Such fee is either retained by TEM or, prior to the sale of its storage fleet, such fees allocable to TSS were passed through by TEM for services rendered. In 1996, 1995 and 1994, equipment management fees totaled $382, $435, and $434, respectively. The Partnership's Equipment is or was leased by TEM and TSS to third party lessees on operating master leases, spot leases, full payout net leases and term leases. The majority of the Partnership's leases are operating leases with limited terms and no purchase option.

          Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are borne by TFS, TEM, and, prior to the sale of the Partnership's storage fleet in 1995, TSS. During 1996, 1995 and 1994 costs allocated to the Partnership for salaries were $158, $213 and $214, respectively and other general and administrative costs were $143, $205 and $190, respectively.

          TEM and TSS allocate these costs based on the ratio of the Partnership's interest in the managed Equipment to the total Equipment managed by TEM and TSS during the period. Indirect general and administrative costs allocated to the Partnership by TEM and TSS were $260, $352 and $339 for the years ended December 31, 1996, 1995 and 1994, respectively.

          TFS allocates indirect general and administrative costs to the Partnership based on the ratio of the Partnership's Equipment to the total Equipment of all limited partnerships managed by TFS. TFS allocated $41, $66 and $65 of these indirect costs to the Partnership during 1996, 1995 and 1994, respectively.

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

          At December 31, due from and to affiliates are comprised of:

                                                                            1996              1995
                                                                            ----              ----
                       Due from affiliates:
                          Due from TEM and TSS..................         $ 1,190             1,139
                                                                           -----            ------

                       Due to affiliates:
                          Due to TL.............................               -                 2
                          Due to TCC............................               6                 5
                          Due to TAS............................               -                37
                          Due to TFS............................              14               464
                          Due to TGH............................               -                 1
                                                                       ---------         ---------

                                                                       $      20               509
                                                                        --------           -------
                       Net due from affiliates                           $ 1,170               630
                                                                          ======           =======

          Included in the amounts due to TFS at December 31, 1995 is $435 in loans used to facilitate equipment purchases. All other amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or in the accrual and remittance of net rental revenues from TEM and TSS.

          Prior to July 1994, it was the policy of the Partnership and the General Partners to charge interest on intercompany balances outstanding for more than one month. Interest was charged at the prime rate plus 2%. As of July 1994, this policy was changed so that the Partnership is not charged interest on intercompany balances except for loans on equipment purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. The Partnership incurred interest expense of $10, $4 and $4, respectively, on intercompany balances payable to TFS and TEM for the years ended December 31, 1996, 1995 and 1994.

Note 3.   Rentals Under Operating Leases

          The following is a schedule by year of minimum future rentals receivable on noncancelable operating leases as of December 31, 1996:

                       Year ending December 31:

                            1997................................................             $ 327
                            1998................................................                25
                                                                                               ---

                            Total minimum future rentals receivable.............             $ 352

                                                                                              ====

Note 4.   Direct Financing Leases

          During the period from 1990 through 1996, the Partnership leased 100 refrigerated and 83 standard containers on direct finance leases. The total receivable over the two to eight-year terms of these leases from their inception is $3,125.

          The components of the net investment in direct financing leases as of December 31, 1996 and 1995 are as follows:

                                                                                    1996              1995
                                                                                    ----              ----

                  Future minimum lease payments receivable.................        $ 515               890
                  Residual value...........................................            2                 5
                  Less: unearned income....................................          (56)             (135)
                                                                                    -----            ------

                  Net investment in direct financing leases................         $ 461              760
                                                                                     ====             =====

          The following is a schedule by year of minimum lease payments receivable under the direct financing leases as of December 31, 1996

                  Year ending December 31:

                       1997...............................................................                  384
                       1998...............................................................                  130
                       1999...............................................................                    1
                                                                                                          -----

                       Total minimum lease payments receivable............................                $ 515

                                                                                                           ====

          Rental income for the years ended December 31, 1996, 1995, and 1994 includes $98, $135 and $170, respectively, of income from direct financing leases.

Note 5.   Income Taxes

          At December 31, 1996, 1995 and 1994, there were temporary differences of $9,580, $9,157 and $10,529, respectively between the financial statement carrying value of certain assets and liabilities and the federal income tax basis of such assets and liabilities. The reconciliation of net income for financial statement purposes to net income for federal income tax purposes for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                                              1996            1995            1994
                                                                              ----            ----            ----

           Net income per financial statements....................          $ 2,382          2,668           1,792

           Increase in provision for bad debt.....................               26             40             391
           Depreciation for income tax purposes in excess of
             depreciation for financial statement purposes........              (92)        (1,144)         (2,258)
           Gain on sale of fixed assets in excess of gain
             recognized for financial statement purposes..........              973            509             338
           Increase (decrease) in damage protection
             plan reserve.........................................                1            (16)            (16)
           Increase (decrease) in warranty claim..................              125            (37)            (37)
           Other..................................................                -               -             (3)
                                                                           --------        --------        --------

           Net income for federal income tax purposes                       $ 3,415          2,020             207
                                                                              =====         ======          ======


Note 6.   Sale of Storage Fleet

          In August 1995, the Partnership sold its container storage fleet, managed by TSS, to an unrelated purchaser. The proceeds from the sale were $20 compared to the Partnership's cost basis in the equipment of $15. The resulting gain from the sale was $5. The Partnership has invested the proceeds from the sale into marine container rental equipment.

Note 7.   Write-down of Certain Equipment

          In the fourth quarter of 1996, a pretax charge of $114 was recorded to write down the value of certain equipment. The write-down is the result of an evaluation of the Partnership's ability to recover the net book value of this equipment given the changes in market conditions for this specific container type. The estimated undiscounted cash flows anticipated from these refrigerated containers indicated that a write-down to fair market value was required under SFAS 121. The carrying value of these refrigerated containers was written down to an amount equal to the estimated future discounted cash flows from these refrigerated containers, and the charge was recorded as additional depreciation expense.

Note 8.  Commitments

         At December 31, 1996, the Partnership has committed to purchase Equipment at an approximate total purchase price of $221 which includes acquisition fees of $11. These commitments were made to TAS which, as the contracting party, has in turn committed to purchase this equipment on behalf of the Partnership.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been none.

                               PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Registrant has no officers or directors.

As described in the Prospectus, the Registrant's three original general partners were TCC, TEM and TI which have comprised the Textainer Group. Effective October 1, 1993, the Textainer Group streamlined its organization by forming a new holding company, Textainer Group Holdings Limited (TGH), and the shareholders of the underlying companies which include the General Partners have accepted shares in TGH in exchange for their shares in the individual companies. Textainer
Financial Services Corporation (TFS) is the managing general partner of the Partnership (prior to its name change on April 4, 1994, TFS was known as Textainer Capital Corporation). TFS is a wholly-owned subsidiary of Textainer Capital Corporation (TCC) (prior to its name change on April 4,1994, TCC was known as Textainer (Delaware) Inc.). Textainer Equipment Management Limited
(TEM) is an associate general partner of the Partnership. Textainer Inc. (TI) was an associate general partner of the Partnership through September 30, 1993 when it was replaced in that capacity by Textainer Limited (TL), pursuant to a corporate reorganization effective October 1, 1993, which caused TFS, TEM and TL to fall under the common ownership of Textainer Group Holdings Limited. (The managing general partner and associate general partners are collectively referred to as the General Partners). Pursuant to this restructuring, TI has transferred substantially all of its assets including all of its rights and duties as associate general partner to TL. This transfer was effective from October 1, 1993. The end result was that TFS, TEM and TL now serve as General Partners for the Registrant and are wholly-owned or substantially-owned subsidiaries of TGH. The General Partners also act in this capacity for other limited partnerships. Textainer Acquisition Services Limited (TAS) is an affiliate of the General Partners, which performs services relative to the acquisition of Equipment outside the United States on behalf of the Partnership. TCC Securities Corporation (TSC), a licensed broker and dealer in securities and an affiliate of the General Partners, was the managing sales agent for the offering of Units for sale.

TFS,  as  the  Managing  General  Partner,   is  responsible  for  managing  the
administration and operation of the Registrant, and for the formulation and administration of investment policies.

TEM, an Associate General Partner, manages all aspects of the operation of the Registrant's Equipment.

TL, an Associate General Partner, owns a fleet of container rental equipment which is managed by TEM. TL provides advice to the Partnership regarding negotiations with financial institutions, manufacturers and equipment owners, and regarding the terms upon which particular items of Equipment are acquired.

Section 16(a) Beneficial Ownership Reporting Compliance.

      Section 16(a) of the Securities Exchange Act of 1934 requires the Partnership's General Partners, policy-making officials and persons who beneficially own more than ten percent of the Units to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of these reports must also be furnished to the Partnership.

      Based solely on a review of the copies of such forms furnished to the Partnership or on written representations that no forms were required to be filed, the Partnership believes that with respect to its most recent fiscal year ended December 31, 1996, all Section 16(a) filing requirements were complied with, except that Philip K. Brewer filed his initial statement of beneficial interest on Form 3 late. No director, officer, or beneficial owner owned more than 10 percent of any interest in the Partnership. None of the foregoing failed to file or filed late any reports of transactions in the Units.

The directors and executive officers of the General Partners are as follows:

Name                             Age    Position

Neil I. Jowell                    63    Director and Chairman of TGH, TEM, TL, TFS and TCC
James E. Hoelter                  57    President  and CEO of TGH, TL, TFS and TCC,  Director of TGH,  TEM, TL, TFS,
                                        TCC and TSC
John A. Maccarone                 52    President and CEO of TEM, Vice  President of TGH,  Director of TGH, TEM, TL,
                                        TFS, TCC and TSC
Cara D. Smith                     34    President and CEO of TSC and Director of TCC and TFS
John R. Rhodes                    47    Executive  Vice  President,  CFO, and Secretary of TGH, TEM, TL, TFS and TCC
                                        and Director of  TEM, TFS and TCC
Alex M. Brown                     58    Director of TGH, TEM, TL, TCC and TSC
Harold J. Samson                  75    Director of TGH, TL and TSC
Philip K. Brewer                  40    Senior Vice President - Capital Markets for TGH and TL
Robert D. Pedersen                38    Senior Vice President - Marketing for TEM
Anthony C. Sowry                  44    Vice President - Operations and Acquisitions for TEM
Jens W. Palludan                  46    Vice President - Americas/Africa/Australia for TEM
Robert S.A. Goodall               39    Vice President - Europe/Middle East/India for TEM
Wing Sing Mak                     39    Vice President - South Asia for TEM
Masanori Sagara                   41    Vice President - North Asia for TEM
Stefan Mackula                    44    Vice President - Equipment Resale for TEM
Ernest J. Furtado                 41    Vice President, Finance and Assistant Secretary of TGH, TEM and TL
Richard G. Murphy                 44    Vice President - Risk Management for TEM
Janet S. Ruggero                  48    Vice President - Administration and Marketing Services for TEM
Adnan Z. Abou Ayyash              52    Director of TGH and TL
Isam K. Kabbani                   62    Director of TGH and TL
S. Arthur Morris                  63    Director of TGH, TEM and TL
Dudley R. Cottingham              45    Assistant Secretary, Vice President and Director of TGH, TEM and TL
James S. McCaffrey                41    Executive Vice President,  Chief Operating Officer,  Assistant Secretary and
                                        Director for TFS and TCC
Jeanene K. Gomes                  43    Assistant Secretary of TFS and TCC, Secretary and Compliance Officer of TSC


          Neil I. Jowell is Director and Chairman of TGH, TEM, TL, TFS and TCC and a member of the Investment Advisory Committee and Equipment Investment Committee (see "Committees" below). He has served on the Board of Trencor Ltd. since 1966 and as Chairman since 1973. He is also a director of Mobile Industries, Ltd. (1969 to present), an Affiliate of Trencor, and a non-executive director of Forward Corporation Ltd. (1993 to present). Trencor is a publicly traded diversified industrial group listed on the Johannesburg Stock Exchange. Its business is the leasing, owning, managing and financing of marine cargo containers worldwide and the manufacture and export of containers for international markets. In South Africa, it is engaged in manufacturing, transport, trading and exports of general commodities. Trencor also has an interest in Forward Corporation Ltd., a publicly traded holding company listed on the Johannesburg Stock Exchange. It has interests in industrial and consumer businesses operating in South Africa and abroad. Mr. Jowell became affiliated with the General Partners and its affiliates when Trencor became, through its beneficial ownership in two controlled companies, a major shareholder of the Textainer Group in 1992. Mr. Jowell has over 36 years' experience in the transportation industry. He holds an M.B.A. degree from Columbia University and a B.Com.L.L.B. from the University of Cape Town.

          James E. Hoelter is President and Chief Executive Officer of TGH, TL, TFS and TCC and a director of TGH, TEM, TL, TFS, TCC and TSC. As President and Chief Executive Officer of TGH, Mr. Hoelter is responsible for overseeing the management of, and coordinating the activities of, TEM, TL, TFS and TCC. He is also responsible for overseeing TEM's equipment management operations. In addition, Mr. Hoelter is Chairman of the Credit Committee, the Investment Advisory Committee and the Equipment Investment Committee (see "Committees", below). Prior to joining the Textainer Group in 1987, Mr. Hoelter was president of Intermodal Equipment Associates ("IEA") in San Francisco, California, from the company's inception in 1979 until 1987. Mr. Hoelter co-founded IEA and directed its sponsorship of ten public and private investment programs, which provided more than $100 million of equity from 10,000 investors. From 1976 to 1978, Mr. Hoelter was Vice President - North America for Trans Ocean Ltd., San Francisco, a marine container leasing company, where he was responsible for all leasing operations in that area. From 1971 to 1976, he was associated with Itel Corporation, San Francisco, where he held a number of positions, the most recent of which was director of financial leasing for Itel's Container Division. Mr. Hoelter received his B.B.A. in business administration from the University of Wisconsin, where he currently serves as a member of its Business School's Dean's Advisory Board, and his M.B.A. from the Harvard Graduate School of Business Administration.

          John A. Maccarone is President and CEO of TEM, Vice President of TGH and a director of TGH, TEM, TL, TFS, TCC and TSC. In this capacity he is responsible for the performance of TEM's worldwide fleet of marine cargo containers. Additionally, he is a member of the Equipment Investment Committee, the Credit Committee and the Investment Advisory Committee (see "Committees", below). Mr. Maccarone was instrumental in co-founding IEA with Mr. Hoelter and held a variety of executive positions with IEA from 1979 until 1987, when he joined the Textainer Group. Mr. Maccarone was previously a Director of Marketing for Trans Ocean Leasing Corporation in Hong Kong with responsibility for all leasing activities in Southeast Asia. From 1969 to 1977, Mr. Maccarone was a marketing representative for IBM Corporation. He holds a B.S. degree in Engineering Management from Boston University and an M.B.A. from Loyola University of Chicago.

          Cara D. Smith is President and Chief Executive Officer of TSC, a director of TFS and TCC and a member of the Investment Advisory Committee (see "Committees", below). In this capacity Ms. Smith is responsible for the organization, marketing and after-market support of TSC's investment programs. Ms. Smith joined Textainer in 1992, and prior to 1996, was Vice President of Marketing. Ms. Smith has worked in the securities industry for the past 13 years. Ms. Smith's extensive experience ranges from compliance and investor relations to administration and marketing of equipment leasing, multi-family housing and tax credit investment programs. She holds five securities licenses and is a registered principal. Ms. Smith is also a member of the International Association of Financial Planners.

          John R. Rhodes is Executive Vice President, Chief Financial Officer and Secretary of TGH, TEM, TL, TFS and TCC and a director of TEM, TFS and TCC. In this capacity he is responsible for all accounting, financial management, and reporting functions for the Textainer Group. He is also a member of the Credit Committee, the Equipment Investment Committee and Investment Advisory Committee (see "Committees", below). Prior to joining Textainer in November 1987, Mr. Rhodes was Vice President of Finance for Greenbrier Capital Corporation in San Francisco, a trailer leasing and management company, from 1986 to 1987; from 1981 to 1985, he was employed by Gelco Rail Services, an intermodal refrigerated trailer company in San Francisco, first in the capacity of Vice President and Controller and then as Senior Vice President and General Manager. Mr. Rhodes' earlier business affiliations include serving as Vice President and General Manager of Itel Capital Corporation and as senior accountant with Arthur Andersen & Co., both in San Francisco. He is a Certified Public Accountant and holds a B.A. in economics from Stanford University and an M.B.A. in accounting from Golden Gate University.

          Alex M. Brown is a director of TGH, TEM, TL, TCC and TSC. Additionally, he is a member of the Equipment Investment Committee and the Investment Advisory Committee (see "Committees", below). Mr. Brown became affiliated with the Textainer Group in April 1986. From August 4, 1987 until October 1993, he was President and Chief Executive Officer of Textainer, Inc. and the Chairman of the Textainer Group. From June 1993 to present, Mr. Brown has been Chief Executive Officer of AAF, a company affiliated with Trencor Ltd. AAF is a publicly listed company on the London Stock Exchange and is involved in manufacturing and leasing modular buildings and construction scaffolding. Mr. Brown is Chairman of WACO International Corporation, which is based in Cleveland, Ohio. WACO manufactures, rents and erects scaffolding and other associated construction products throughout the USA. Mr. Brown was the managing director of Cross County Leasing in England from 1984 until it was acquired by Textainer in 1986.

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

          Philip K. Brewer is Senior Vice President - Capital Markets for TGH and TL. Mr. Brewer is responsible for optimizing the capital structure of and identifying new sources of finance for Textainer. Prior to joining Textainer in 1996, Mr. Brewer worked at Bankers Trust from 1990 to 1996, starting as a Vice President in Corporate Finance and ending as Managing Director and Country Manager for Indonesia; from 1989 to 1990, he was Vice President in Corporate Finance at Jarding Fleming; from 1987 to 1989, he was Capital Markets Advisor to the United States Agency for International Development; and from 1984 to 1987 he was an Associate with Drexel Burnham Lambert in New York. Mr. Brewer holds an M.B.A. in Finance from the Graduate School of Business at Columbia University, and a B.A. in Economics and Political Science from Colgate University.

          Robert D. Pedersen is based in San Francisco and is Senior Vice President - Marketing for TEM, responsible for worldwide sales and marketing related activities. Mr. Pedersen is a member of the Credit Committee (see "Committees" below). He joined TEM in 1991 as Regional Vice President for the Americas Region. Mr. Pedersen has extensive experience in the industry having held a variety of positions with Maersk Line, a container shipping line (from 1978 to 1984), XTRA, a container lessor (1985 to 1988) and Klinge Cool, a manufacturer of refrigerated container cooling units (1989 to 1991), where he was worldwide sales and marketing director. Mr. Pedersen is a graduate of the A.P. Moller shipping and transportation program and Merkonom Business School in Copenhagen, majoring in Company Organization.

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

          Jens W. Palludan is based in New York and is Vice President - Americas /Africa/Australia for TEM, responsible for coordinating all leasing activities in North and South America, Africa and Australia/New Zealand. Mr. Palludan spent his career from 1969 through 1992 with Maersk Line of Copenhagen, Denmark in a variety of key management positions in both Denmark and overseas. Prior to joining TEM in 1993 Mr. Palludan was General Manager, Equipment and Terminals, where he was responsible for a fleet of over 200,000 TEUs. Mr. Palludan holds an M.B.A. from the Centre European D'Education Permanente, Fontainebleau, France.

         Robert S.A. Goodall is based in London and is Vice President - Europe /Middle East/India for TEM, in which capacity he is responsible for coordinating all leasing activities in these three areas of operation. Mr. Goodall joined TEM in September 1994. Previously, Mr. Goodall spent his career from July 1990 until August 1994 with Tiphook Container Rental, during which time he held numerous senior marketing positions within the company. He was responsible for setting up their green field operation in North America, which he successfully ran from inception for three years. Mr. Goodall also spearheaded a quality program within the company which received ISO accreditation for the Tank Container operation and associated business areas. Mr. Goodall has spent nearly sixteen years in the container leasing and transport industry. Mr. Goodall graduated from Bloxham College, Oxfordshire and Business Studies at West London College.

          Wing Sing Mak is based in Singapore and is the Regional Vice President
 - South Asia. Mr. Mak is responsible for container leasing activities in North/Central People's Republic of China (PRC), Hong Kong and South China
(PRC), and Southeast Asia. Mr. Mak most recently was the Regional Manager, Southeast Asia, for Trans Ocean Leasing, working there from 1994 to 1996. From 1987 to 1994, Mr. Mak worked with Tiphook as their Regional General Manager, and with OOCL from 1976 to 1987 in a variety of positions, most recently as their Logistics Operations Manager.

          Masanori Sagara is the Regional Vice President - North Asia of TEM. Mr. Sagara is responsible for Textainer's marketing activities in Japan, Korea, and Taiwan. Mr. Sagara joined Textainer in 1990 and was the company's Marketing Director in Japan through 1996. From 1987 to 1990, he was the Marketing Manager with IEA. Mr. Sagara's other experience in the container leasing business includes marketing management at Genstar from 1984 to 1987 and various container operations positions with Thoresen & Company from 1979 to 1984. Mr. Sagara holds a Bachelor of Science degree in Economics from Aoyama Bakuin University.

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

          Richard G. Murphy is Vice President, Risk Management for TEM. Mr. Murphy is responsible for all credit and risk management functions for TEM and supervises the administrative aspects of equipment acquisitions. He is a member of and acts as secretary to the Credit and Equipment Investment Committees (see "Committees", below). He previously served as Director of Credit and Risk Management from 1989 to 1991 and as Controller from 1988 to 1989. Prior to the takeover of the management of the Interocean Leasing Ltd. fleet by TEM in 1988, Mr. Murphy held various positions in the accounting and financial areas with that company from 1980, acting as Chief Financial Officer from 1984 to 1988. Prior to 1980, he held various positions with firms of public accountants in the U.K. Mr. Murphy is an Associate of the Institute of Chartered Accountants in England and Wales and holds a Bachelor of Commerce degree from the National University of Ireland.

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

          Dr. Adnan Z. Abou Ayyash is a director of TGH and TL. Since 1974 he has been General Manager and Chief Executive Officer of one of the largest firms of consulting engineers in Saudi Arabia, Rashid Engineering. Dr. Adnan
Abou Ayyash holds a B.S. degree in Civil Engineering from the American University of Beirut, as well as M.S. and Ph.D.degrees in Civil Engineering from the University of Texas.

          Sheikh Isam K. Kabbani is a director of TGH and TL. He is Chairman and principal stockholder of the IKK Group, Jeddah, Saudi Arabia, a manufacturing and trading group which is active both in Saudi Arabia and internationally. In 1959 Sheikh Isam Kabbani joined the Saudi Arabian Ministry of Foreign Affairs, and in 1960 moved to the Ministry of Petroleum for a period of ten years. During this time he was seconded to the Organization of Petroleum Exporting Countries
(OPEC). After a period as Chief Economist of OPEC, in 1967 he became the Saudi Arabian member of OPEC's Board of Governors. In 1970 he left the ministry of Petroleum to establish his own business, the National Marketing Group, which has been his principal business activity for the past 17 years. Sheikh Kabbani holds a B.A. degree from Swarthmore College, Pennsylvania, and an M.A. degree in Economics and International Relations from Columbia University.

          S. Arthur Morris is a director of TGH, TEM and TL. He is a founding partner in the firm of Morris and Kempe, Chartered Accountants (1962-1977) and currently functions as a correspondent member of a number of international accounting firms through his firm Arthur Morris and Company (1978 to date). He is also President and director of Continental Management Limited (1977 to date). Continental Management Limited is a Bermuda corporation that provides corporate representation, administration and management services and corporate and individual trust administration services. Mr. Morris has over 30 years experience in public accounting and serves on numerous business and charitable organizations in the Cayman Islands and Turks and Caicos Islands. Mr. Morris became a director of TL and TGH in 1993, and TEM in 1994.

          Dudley R. Cottingham is Assistant Secretary, Vice President and a director of TGH, TEM and TL. He is a partner with Arthur Morris and Company (1977 to date) and a Vice President and director of Continental Management Limited (1978 to date), both in the Cayman Islands and Turks and Caicos Islands. Continental Management Limited is a Bermuda corporation that provides corporate representation, administration and management services and corporate and individual trust administration services. Mr. Cottingham has over 20 years experience in public accounting with responsibility for a variety of international and local clients. Mr. Cottingham became a director of TL and TGH in 1993, and TEM in 1994.

          James S. McCaffrey is Executive Vice President, Chief Operating Officer, Assistant Secretary and a director of TFS and TCC. In this capacity he is responsible for all accounting, financial management, and reporting functions for TFS and TCC. He is a member of and acts as secretary to the Investment Advisory Committee and serves as a member of the Equipment Investment Committee (see "Committees" below). Prior to joining Textainer in July 1993, Mr. McCaffrey was Vice President of Finance for Meridian Point Properties, a real estate syndication and management company, from 1985 to 1993; from 1983 to 1985 he was employed by Trans-west Capital as Controller and Chief Financial Officer. Mr. McCaffrey's earlier business affiliations include serving as manager of financial reporting for Fox and Carskadon Financial Corporation and as a senior accountant with Arthur Andersen & Co. Mr. McCaffrey is a Certified Public
Accountant and holds a B.S. in business administration and mathematics from Southern Oregon State College, and two securities licenses.

         Jeanene K. Gomes is Assistant Secretary of TFS and TCC and Secretary and Compliance Officer of TSC. Ms. Gomes is responsible for administering the public partnerships sponsored by the Textainer Group. She is responsible for ensuring that all data relating to investor accounts is input, monitored, and stored in a timely manner and in accordance with the limited partnership agreement for each of the partnerships as well as state and federal securities regulations. Ms. Gomes oversees all communications with the limited partners and as such directly supervises all personnel in performing this function. As compliance officer for TSC, Ms. Gomes is responsible for ensuring compliance with all securities regulations. Ms. Gomes also serves on the Investment Advisory Committee (see "Committees" below). Ms. Gomes holds five securities licenses and was, prior to joining Textainer in 1989, the compliance officer for CIS Investment Corporation, a broker-dealer.

Committees

          The Managing General Partner has established the following three committees to facilitate decisions involving credit and organizational matters, negotiations, documentation, management and final disposition of Equipment for the Partnership and for other programs organized by the Textainer Group:

          Equipment Investment Committee. The Equipment Investment Committee will review the equipment leasing programs of the Partnership on a regular basis with emphasis on matters involving equipment purchases, the equipment mix in the Partnership's portfolio, equipment remarketing issues, and decisions regarding ultimate disposition of equipment. The members of the committee are James E. Hoelter (Chairman), John A. Maccarone, John R. Rhodes, Anthony C. Sowry, James McCaffrey, Richard G. Murphy (Secretary), Alex M. Brown and Neil I. Jowell.

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

          Investment Advisory Committee. The Investment Advisory Committee will review investor program operations on at least a quarterly basis, emphasizing matters related to cash distributions to investors, cash flow management, portfolio management, and liquidation. The Investment Advisory Committee is organized with a view to applying an interdisciplinary approach, involving management, financial, legal and marketing expertise, to the analysis of investor program operations. The members of the Investment Advisory Committee are James E. Hoelter (Chairman), John A. Maccarone, Cara D. Smith, James S. McCaffrey (Secretary), John R. Rhodes, Jeanene K. Gomes, Harold J. Samson, Alex M. Brown and Neil I. Jowell.


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

(b)       Security Ownership of Management.

          As of January 1, 1997:
                                                                          Number
                   Name of Beneficial Owner                              Of Units        % All Units

                   James E. Hoelter                                         2,500           .170%
                   John A. Maccarone                                        1,915           .130%
                                                                           ------           -----

                   Officers and Management as a Group                       4,415           .300%
                                                                           ======           =====

(c)       Changes in Control.

          Inapplicable

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                          (Dollar amounts in thousands)

         (a) Transactions with Management and Others.

          At December 31, 1996 and 1995, net due from affiliates is comprised of:

                                                                          1996              1995
                                                                          ----              ----
                   Due from affiliates:
                      Due from TEM and TSS..................      $      1,190             1,139
                                                                         -----            ------

                   Due to affiliates:
                      Due to TL.............................                 -                 2
                      Due to TCC............................                 6                 5
                      Due to TAS............................                 -                37
                      Due to TFS............................                14               464
                      Due to TGH............................                 -                 1
                                                                     ---------         ---------

                                                                  $         20               509
                                                                      --------           -------
                   Net due from affiliates                        $      1,170               630
                                                                        ======           =======

          Included in the amounts due to TFS at December 31, 1995 is $435 in loans used to facilitate equipment purchases. All other amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or in the accrual and remittance of net rental revenues from TEM and Textainer Storage Services (TSS) which is a 100% owned subsidiary of TEM.

          In addition, the Registrant paid or will pay the following amounts to the General Partners:

         Acquisition Fees in connection with the purchase of equipment on behalf of the Registrant:

                                                                            1996               1995            1994
                                                                            ----               ----            ----

                  TAS..........................................   $          49                  122            111
                                                                            ===                 ====           ====

         Management fees in connection with the operations of the Registrant:

                                                                            1996               1995            1994
                                                                            ----               ----            ----

                  TFS...........................................  $          99                   99            85
                  TEM...........................................            407                  460           456
                                                                            ---                  ---           ---
                  Total.........................................  $         506                  559           541
                                                                            ===                  ===           ===

         Reimbursement for administrative costs in respect of the operations of the Registrant:

                                                                            1996               1995            1994
                                                                            ----               ----            ----

                  TFS...........................................  $          41                   66            65
                  TEM...........................................            260                  352           339
                                                                            ---                  ---           ---
                  Total.........................................  $         301                  418           404
                                                                            ===                  ===           ===

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


                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. Audited financial statements of the Registrant for the year ended December 31, 1996 are contained in Item 8 of this Report.

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

(b) During the year ended 1996, no reports on Form 8-K have been filed by the Registrant.

          Independent Auditors' Report on Supplementary Schedule



The Partners
TCC Equipment Income Fund:

Under the date of February 17, 1997, we reported on the balance sheets of TCC Equipment Income Fund (the Partnership) as of December 31, 1996 and 1995, and the related statements of earnings, partners' capital and cash flows for the years ended December 31, 1996, 1995 and 1994, which are included in the 1996 annual report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                              KPMG Peat Marwick LLP






San Francisco, California
February 17, 1997

                            TCC EQUIPMENT INCOME FUND
                       (a California limited partnership)

                 Schedule II - Valuation and Qualifying Accounts

                          (Dollar amounts in thousands)

                                                             Charged                                         Balance
                                             Balance at      to Costs       Charged                           at End
                                             Beginning        and           to Other                              of
                                             of Period       Expenses       Accounts      Deduction           Period

For the year ended December 31, 1996:

Allowance for
  doubtful accounts                       $          661              59              -           (33)           687
                                                     ---            ----         ------          -----           ---

Damage protection
  plan reserve                            $          129             140              -          (139)           130
                                                     ---             ---         ------          -----           ---

Warranty settlement                       $          324             (64)             -             -            260
                                                     ---             ----        ------          -----            ---


For the year ended December 31, 1995:

Allowance for
  doubtful accounts                       $          621             213              -          (173)           661
                                                     ---             ---         ------          -----           ---

Damage protection
  plan reserve                            $          145             126              -          (142)           129
                                                     ---             ---         ------          -----           ---

Warranty settlement                       $          172             (37)           189             -            324
                                                     ---            -----        ------          -----           ---


For the year ended December 31, 1994:

Allowance for
  doubtful accounts                       $          230             414              -           (23)           621
                                                     ---             ---        -------         ------           ---

Damage protection
  plan reserve                            $          161             181              -          (197)           145
                                                     ---             ---        -------          -----           ---

Warranty settlement                       $          209             (37)             -             -            172
                                                     ---            -----       -------         ------           ---


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

                                     TCC EQUIPMENT INCOME FUND
                                     A California Limited Partnership

                                     By Textainer Financial Services Corporation
                                     The Managing General Partner

                                     By
                                        John R. Rhodes
                                        Executive Vice President

Date:  March 25, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                       Title                                        Date

                                                Executive Vice President
                                                (Principal Financial and                     March 25, 1997
John R. Rhodes                                  Accounting Officer) and
                                                Secretary


                                                President (Principal Executive               March 25, 1997
James E. Hoelter                                Officer) and Director


                                                Executive Vice President, Chief              March 25, 1997
James S. McCaffrey                              Operating Officer and Director


                                                Director                                     March 25, 1997
John A. Maccarone


                                                Director                                     March 25, 1997
Cara D. Smith

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

                                     TCC EQUIPMENT INCOME FUND
                                     A California Limited Partnership

                                     By Textainer Financial Services Corporation
                                     The Managing General Partner

                                     By /s/John R. Rhodes
                                        John R. Rhodes
                                        Executive Vice President

Date: March 25, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                        Title                                        Date



/s/John R. Rhodes                                Executive Vice President                     March 25, 1997
-----------------------------------------------
John R. Rhodes                                   (Principal Financial and
                                                 Accounting Officer) and
                                                 Secretary

/s/James E. Hoelter                              President (Principal Executive               March 25, 1997
-----------------------------------------------
James E. Hoelter                                 Officer) and Director


/s/James S. McCaffrey                            Executive Vice President, Chief              March 25, 1997
----------------------------------------------
James S. McCaffrey                               Operating Officer and Director


/s/John A. Maccarone                             Director                                     March 25, 1997
----------------------------------------------
John A. Maccarone


/s/Cara D. Smith                                 Director                                     March 25, 1997
----------------------------------------------
Cara D. Smith