Form 10-Q
period 1997-03-31
TCC EQUIPMENT INCOME FUND
filed 1997-05-13
CIK 820083

.



                   TEXTAINER FINANCIAL SERVICES CORPORATION
                      650 California Street, 16th Floor
                            San Francisco, CA 94108


May 13, 1997


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of TCC Equipment Income Fund (the "Company") the Company's Annual Report on Form 10-Q for the First Quarter ended March 31, 1997.

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


                  For the quarterly period ended March 31, 1997


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

 .


                           TCC Equipment Income Fund
                      (a California limited partnership)

                      Quarterly Report on Form 10Q for the
                         Quarter Ended March 31, 1997

                               TABLE OF CONTENTS



                                                                                                               Page


Item 1.   Financial Statements

          Balance Sheets - March 31, 1997 (unaudited) and December 31, 1996.................................    3


          Statements of Earnings for the three months
          ended March 31, 1997 and 1996 (unaudited).........................................................    4


          Statements of Partners' Capital for the three months
          ended March 31, 1997 and 1996 (unaudited).........................................................    5


          Statements of Cash Flows for the three months
          ended March 31, 1997 and 1996 (unaudited).........................................................    6


          Notes to Financial Statements (unaudited).........................................................    8


Item 2.   Management's Discussion and Analysis of Financial Condition and
          and Results of Operations.........................................................................   12




                          TCC EQUIPMENT INCOME FUND
                     (a California limited partnership)

                                Balance Sheets

                     March 31, 1997 and December 31, 1996
                           (Amounts in thousands)

                                                                           1997               1996
                                                                      ----------------   ---------------
                                                                        (unaudited)

Assets
Container rental equipment, net of accumulated
   depreciation of $10,354 (1996:  $10,343)                         $          16,042            15,601
Cash                                                                            1,720             1,253
Net investment in direct financing leases (note 8)                                378               461
Accounts receivable, net of allowance
   for doubtful accounts of $683 (1996:  $687)                                  1,562             1,554
Due from affiliates, net (note 6)                                                 180             1,170
Prepaid expenses                                                                    6                10
                                                                      ----------------   ---------------
                                                                    $         19,888             20,049
                                                                      ================   ===============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                 $             106               133
   Accrued liabilities                                                             14                 -
   Accrued damage protection plan costs (note 2)                                  120               130
   Accrued maintenance and repair costs (note 3)                                   34                45
   Warranty claims (note 4)                                                       244               260
   Equipment purchases payable                                                    377               269
                                                                      ----------------   ---------------
       Total liabilities                                                          895               837
                                                                      ----------------   ---------------

Partners' capital:
   General partners                                                              (36)              (36)
   Limited partners                                                            19,029            19,248
                                                                      ----------------   ---------------
       Total partners' capital                                                 18,993            19,212
                                                                      ----------------   ---------------

Commitments (note 10)
                                                                    $          19,888            20,049
                                                                      ================   ===============


See accompanying notes to financial statements

                            TCC EQUIPMENT INCOME FUND
                       (a California limited partnership)

                              Statements of Earnings

             For the three months ended March 31, 1997 and 1996 (Dollar amounts in thousands except for unit and per unit amounts)
                                    (unaudited)




                                                                       1997                    1996
                                                                 -----------------       -----------------

Rental Income                                                  $            1,207                   1,520
                                                                 -----------------       -----------------

Costs and expenses:
   Direct container expenses                                                  184                     273
   Bad debt provision (benefit)                                                11                    (17)
   Depreciation                                                               363                     374
   Professional fees                                                            7                       9
   Management fees to affiliates (note 6)                                     116                     138
   General and administrative costs to affiliates (note 6)                     79                      94
   Other general and administrative costs                                      14                      15
                                                                 -----------------       -----------------

                                                                              774                     886
                                                                 -----------------       -----------------

   Income from operations                                                     433                     634
                                                                 -----------------       -----------------

Other income:
   Interest income (expense), net                                              14                     (1)
   Gain on sale of equipment                                                   78                     110
                                                                 -----------------       -----------------

                                                                               92                     109
                                                                 -----------------       -----------------

    Net earnings                                               $              525                     743
                                                                 =================       =================

Allocation of net earnings (note 6):
   General partners                                            $                8                       7
   Limited partners                                                           517                     736
                                                                 -----------------       -----------------

                                                               $              525                     743
                                                                 =================       =================
Limited partners' per unit share
   of net earnings                                             $             0.35                    0.50
                                                                 =================       =================

Limited partners' per unit share
   of distributions                                            $             0.50                    0.50
                                                                 =================       =================

Weighted average number of limited
   partnership units outstanding                                        1,471,779               1,471,779
                                                                 =================       =================


See accompanying notes to financial statements

                         TCC EQUIPMENT INCOME FUND
                    (a California limited partnership)

                      Statements of Partners' Capital

             For the three months ended March 31, 1997 and 1996
                          (Amounts in thousands)
                               (unaudited)


                                                                   Partners' Capital
                                             --------------------------------------------------------
                                               General              Limited               Total
                                             -------------       ---------------      ---------------

Balances at January 1, 1996                $         (36)                19,840               19,804

Distributions                                         (7)                 (736)                (743)

Net earnings                                            7                   736                  743
                                             -------------       ---------------      ---------------

Balances at March 31, 1996                 $         (36)                19,840               19,804
                                             =============       ===============      ===============

Balances at January 1, 1997                $         (36)                19,248               19,212

Distributions                                         (8)                 (736)                (744)

Net earnings                                            8                   517                  525
                                             -------------       ---------------      ---------------

Balances at March 31, 1997                 $         (36)                19,029               18,993
                                             =============       ===============      ===============





See accompanying notes to financial statements

                        TCC EQUIPMENT INCOME FUND
                    (a California limited partnership)

                         Statements of Cash Flows

            For the three months ended March 31, 1997 and 1996
                          (Amounts in thousands)
                               (unaudited)


                                                                       1997            1996
                                                                   -------------    ------------

Cash flows from operating activities:
     Net earnings                                               $           525             743
     Adjustments  to reconcile  net  earnings to net cash
       provided by operating activities:
        Depreciation                                                        363             374
        Decrease in allowance for doubtful accounts                         (4)            (27)
        Gain on sale of equipment                                          (78)           (110)
        Changes in assets and liabilities:
           (Increase) decrease in accounts receivable                       (4)             123
           Proceeds from principal payments of
              direct financing leases                                        65              76
           Decrease (increase) in due from affiliates, net                  967             (8)
           (Decrease) increase in accounts payable and
              accrued liabilities                                          (13)              26
           (Decrease) increase in maintenance and
              repair costs                                                 (11)              15
           (Decrease) increase in accrued
              damage protection plan costs                                 (10)               6
           Decrease in warranty claim                                      (16)            (16)
           Decrease in prepaid expenses                                       4               3
                                                                   -------------    ------------

              Net cash provided by operating activities                   1,788           1,205
                                                                   -------------    ------------

Cash flows from investing activities:
     Proceeds from sale of equipment                                        377             308
     Equipment purchases                                                  (954)           (465)
                                                                   -------------    ------------

              Net cash used in investing activities                       (577)           (157)
                                                                   -------------    ------------

Cash flows from financing activities:
     Repayment to affiliates                                                  -           (170)
     Distributions to partners                                            (744)           (740)
                                                                   -------------    ------------

              Net cash used in financing activities                       (744)           (910)
                                                                   -------------    ------------

Net increase in cash                                                        467             138

Cash at beginning of period                                               1,253             492
                                                                   -------------    ------------

Cash at end of period                                           $         1,720             630
                                                                   =============    ============

Interest paid during the period                                 $            -                4
                                                                   =============    ============


See accompanying notes to financial statements

                            TCC EQUIPMENT INCOME FUND
                       (a California limited partnership)


                      Statements Of Cash Flows--Continued

               For the three months ended March 31, 1997 and 1996
                             (Amounts in thousands)
                                 (unaudited)

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of Equipment purchases, distributions to partners, and proceeds from sale of Equipment which had not been paid or received as of March 31, 1997 and 1996, and December 31, 1996 and 1995, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the three-month periods ended March 31, 1997 and 1996.

                                                                Mar. 31       Dec. 31         Mar. 31        Dec. 31
                                                                   1997          1996            1996           1995
                                                            -----------    -----------    ------------    -----------

Equipment purchases included in:
     Due to affiliates..............................      $         10              1              28             44
     Equipment purchases payable....................               377            269             218            430

Distributions to partners included in:
     Due to affiliates..............................                 2              2              18             15

Proceeds from sale of Equipment included in:
     Accounts receivable............................                 -              -               -              1
     Due from affiliates............................               313            327             289            229

The following table summarizes the amounts of Equipment purchases, distributions to partners and proceeds from sale of Equipment recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the three-month periods ended March 31, 1997 and 1996.

                                                                                                 1997            1996
                                                                                                 ----            ----

Equipment purchases recorded......................................................          $   1,071            237
Equipment purchases paid..........................................................                954            465

Distributions to partners declared................................................                744            743
Distributions to partners paid....................................................                744            740

Proceeds from sale of Equipment recorded..........................................                363            367
Proceeds from sale of Equipment received..........................................                377            308


See accompanying notes to financial statements

                           TCC EQUIPMENT INCOME FUND
                      (a California limited partnership)

                         Notes To Financial Statements

                                 March 31, 1997
            (Dollar amounts in thousands except for per unit amounts)
                                   (Unaudited)


Note 1.   General

      TCC Equipment Income Fund (the Partnership) is a California limited partnership formed in 1987. The Partnership owns and leases a fleet of intermodal marine cargo container equipment (the Equipment) to international shipping lines.

      The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 1997 and December 31, 1996, and the results of its operations, changes in partners' capital and cash flows for the three-month periods ended March 31, 1997 and 1996, have been made.

      The financial information presented herein should be read in conjunction with the audited financial statements and other accompanying Notes included in the Partnership's annual audited financial statements as of December 31, 1996.

      Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 2.   Damage Protection Plan

      The Partnership offers a Damage Protection Plan (the Plan) to lessees of its Equipment. Under the terms of the Plan, the Partnership earns additional revenues on a daily basis and, as a result, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the Partnership's obligation for estimated future repair costs. At March 31, 1997 and December 31, 1996, this reserve was equal to $120 and $130, respectively.

Note 3.   Maintenance and Repair

      The Partnership accrues maintenance and repair costs on damaged units in depots. At March 31, 1997 and December 31, 1996, the amount accrued was $34 and $45, respectively.

Note 4.   Warranty Claims

      During 1992 and 1995, the Partnership settled warranty claims against an equipment manufacturer. The Partnership is amortizing the settlement amounts over the remaining estimated useful life of the Equipment (seven years), reducing maintenance and repair costs over that time. At March 31, 1997 and December 31, 1996, the unamortized portion of the settlement amount was equal to $244 and $260, respectively.

Note 5.   Acquisition of Equipment

      During  the  three-month  periods  ended  March  31,  1997 and  1996,  the
      Partnership   purchased   Equipment  with  a  cost  of  $1,071  and  $237,
      respectively.

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

      In accordance with the Partnership Agreement, and subject to special allocations described therein, net earnings or losses and partnership distributions are generally allocated 1% to the General Partners and 99% to the limited partners, with the exception of gains on sales of containers. Such gains are allocated to the General Partners to the extent that their capital accounts' deficits exceed the portion of syndication and offering costs allocated to them. On termination of the Partnership, the General Partners shall be allocated gross income equal to their allocations of syndication and offering costs.

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners, or TAS, an incentive management fee, an acquisition fee, an equipment management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $46 and $21 of equipment acquisition fees as part of container costs during the three-month periods ended March 31, 1997 and 1996, respectively. The Partnership incurred $31 of incentive management fees during both of the three-month periods ended March 31, 1997 and 1996. No equipment liquidation fees were incurred during either period.

      The Partnership's Equipment is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's Equipment. Additionally, TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at March 31, 1997 and December 31,1996.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. For the three-month periods ended March 31, 1997 and 1996, these fees totaled $85 and $107, respectively. The Partnership's Equipment is leased by TEM to third party lessees on operating master leases, spot leases and term leases. The majority of the Equipment is leased under operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are borne by TFS and TEM. During the three-month periods ended March 31, 1997 and 1996 costs allocated to the Partnership for salaries were $41 and $46, respectively, and other general and administrative costs were $38 and $48, respectively. TEM allocates these costs based on the ratio of the Partnership's interest in the managed Equipment to the total Equipment managed by TEM during the period. Indirect general and administrative costs allocated to the Partnership by TEM were $69, and $76 for the three-month periods ended March 31, 1997 and 1996, respectively.

      TFS allocates indirect general and administrative costs to the Partnership based on the ratio of the Partnership's Equipment to the total Equipment of all limited partnerships managed by TFS. TFS allocated $10 and $18 of these indirect costs to the Partnership during the three-month periods ended March 31, 1997 and 1996, respectively.

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

      At March 31, 1997 and December 31, 1996, due from affiliates, net is comprised of:

                                                                                         1997            1996
                                                                                         ----            ----
                    Due from affiliates:
                             Due from TEM...................................    $         215           1,190
                                                                                        =====           =====

                    Due to affiliates:
                             Due to TCC.....................................    $          11               6
                             Due to TAS.....................................               10               -
                             Due to TFS.....................................               14              14
                                                                                        ------        -------
                                                                                $          35              20
                                                                                        ======        =======

      These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and remittance of expenses and fees described above or in the accrual and remittance of net rental revenues from TEM.

      It is the policy of the Partnership and the General Partners to charge interest on intercompany balances which are outstanding for more than one month, to the extent such balances relate to loans for Equipment purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. There was no interest expense incurred on intercompany balances for the three-month period ended March 31, 1997. The Partnership incurred interest expense of $8 on intercompany balances payable to TFS for the three-month period ended March 31, 1996.

Note 7.   Rentals Under Operating Leases

      The following is a schedule by year of minimum future rentals receivable on noncancelable operating leases as of March 31, 1997:

             Year ending March 31:

             1998.............................................           $  263
             1999.............................................               11
                                                                          -----

             Total minimum future rentals receivable..........           $  274
                                                                           ====

Note 8.   Direct Financing Leases

      The components of the net investment in direct financing leases as of March 31, 1997 and December 31, 1996 are as follows:

                                                            1997            1996
                                                            ----            ----

      Future minimum lease payments receivable............ $ 413            515
      Residual value......................................     2              2
      Less: unearned income...............................   (37)           (56)
                                                             ---            ---

      Net investment in direct financing leases........... $ 378            461
                                                             ===            ===

      The following is a schedule by year of minimum lease payments receivable under the three direct financing leases as of March 31, 1997:

        Year ending March 31:

        1998...............................................          $ 380
        1999...............................................             33
                                                                        --
        Total minimum lease payments receivable............          $ 413
                                                                       ===

      Rental income for the three-month periods ended March 31, 1997 and 1996 includes $28 and $32, respectively, of income from direct financing leases.

Note 9.   Redemptions

      No redemption offerings were consummated during the three-month period ended March 31, 1997 or 1996. The total number of units redeemed since inception of the redemption program is 2,775, at a total cost of $23, representing an average redemption price of $8.31 per unit. The redemption price is fixed by formula and varies depending on the length of time the units are outstanding.

Note 10.  Commitments

      At March 31, 1997, the Partnership has committed to purchase 250 new containers at an approximate total purchase price of $675 which includes acquisition fees of $32. These commitments were made to TAS which, as the contracting party, has in turn committed to purchase this Equipment on behalf of the Partnership.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         (Dollar amounts in thousands of dollars except for per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three-month periods ended March 31, 1997 and 1996. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

Prior to its distribution or reinvestment in additional Equipment, the Partnership invests working capital and cash flow from operations in short-term, highly liquid investments. It is the policy of the Partnership to maintain a minimum working capital reserve in an amount which is the lesser of (i) 1% of capital contributions or (ii) $100. At March 31, 1997, the Partnership's cash of $1,720 was primarily invested in a market-rate account.

During the three-month period ended March 31, 1997, the Partnership declared cash distributions to limited partners pertaining to the fourth quarter of 1996 in the amount of $736. These distributions represent 10% of original capital (measured on an annualized basis) on each unit. Of these distributions, on a GAAP basis, $219 was a return of capital and the balance was from net earnings. On a cash basis all of these distributions were from operations.

At March 31, 1997, the Partnership had committed to purchase 250 new containers at an approximate total purchase price of $675, which includes acquisition fees of $32. At March 31, 1997, the Partnership had sufficient cash on hand to meet these commitments. In the event the Partnership decides not to purchase the Equipment, one of the General Partners or an affiliate of the General Partners will retain the Equipment for its own account.

For the three-month period ended March 31, 1997, the Partnership had net cash provided by operating activities of $1,788 compared with $1,205 for the equivalent period in 1996. The increase is primarily attributable to a decrease in due from affiliates, net of $967, offset by a decrease in net earnings of $218 and an increase in accounts receivable from operations of $4. The decrease in due from affiliates, net, was due to timing differences in the accrual and payment of expenses and fees or in the accrual and remittance of net rental revenues. The decrease in net earnings of 29% in the first quarter of 1997 compared to the first quarter of 1996 was primarily due to a 21% decrease in rental revenues. The decrease in rental revenues between periods was due to a decline in utilization, rental rates and fleet size. These decreases are discussed more fully below under "Results of Operations". Accounts receivable from operations increased despite the decrease in rental revenues primarily due to an increase in the average collection period from 134 days for the three months ended March 31, 1996 to 167 days for the comparable period in 1997.

As explained below under "Results of Operations", demand for leased containers has declined, and this decline has affected the Partnership's financial condition.

Net cash used in investing activities (the purchase and sale of rental equipment) for the three-month period ended March 31, 1997 was $577 compared to $157 for the same period in 1996. This difference reflects that, on a cash basis, the Partnership purchased more Equipment in the first quarter of 1997 than in the same period in 1996. The General Partners believe that these differences reflect normal fluctuations in equipment sales and purchases. Moreover, the Partnership has a significant amount of used Equipment in its portfolio and expects to sell this Equipment periodically when it reaches the end of its useful marine life. Consistent with the investment objectives and the General Partners' determination that the Equipment can be profitably sold or bought at any time, the Partnership intends to reinvest all or a significant amount of proceeds from future Equipment sales in additional Equipment. Such additional Equipment purchases may not, however, equal the number of units sold.


Results of Operations

The Partnership's operations, which consist of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses were directly related to the size of the container fleet (inventory) during the three-month periods ended March 31, 1997 and 1996, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                               1997        1996
                                                               ----        ----
                   Opening inventory.......................    7,849      8,471
                   Closing inventory.......................    7,983      8,415
                   Average.................................    7,916      8,443

The decline in the average container fleet of 6% from the three months ended March 31, 1996 to the equivalent period in 1997 was primarily due to the sale of certain Equipment. Although sales proceeds were used to purchase new Equipment, fewer units were bought than sold, resulting in a net decrease in the size of the Equipment fleet. The decline in the container fleet contributed to an overall decline in rental income from the three months ended March 31, 1996 to the equivalent period in 1997.

Since the Fund is now in its eighth year of operations, an increasing portion of its fleet may be sold in future years, and the sales proceeds are not likely to be sufficient to replace all of the Equipment sold. Therefore, the decline in the size of the fleet may continue.

Rental income and direct container expenses are also affected by lease utilization percentages for the equipment which were 79% and 83% on average during the three-month periods ended March 31, 1997 and 1996, respectively. In addition, rental income is affected by daily rental rates, which declined.

The following is a comparative analysis of the results of operations for the three-month periods ended March 31, 1997 and 1996.

The Partnership's income from operations for the three-month periods ended March 31, 1997 and 1996 was $433 and $634, respectively, on rental income of $1,207 and $1,520, respectively. The decrease in rental income of $313, or 21% from the three-month period ended March 31, 1996 to the same period in 1997 was primarily attributable to income from container rentals, the major component of total revenue, which decreased by $226, or 18%. Income from container rentals is largely dependent upon three factors: equipment available for lease (average inventory), average on-hire (utilization) percentage, and average daily rental rates. Average inventory decreased 6%, average on-hire utilization decreased 5% and average daily rental rates decreased 7% from the three-month period ended March 31, 1996 to the comparable period in 1997.

Container utilization began to decline in late 1995 and that decline persisted throughout 1996 and into 1997. The General Partners believe that this decrease in demand for leased containers is the result of adverse changes in the business of its shipping line customers. These changes consist principally of: (i) a general slowdown in the growth of world containerized cargo trade, particularly in the Asia-North America and Asia-Europe trade routes; (ii) over-capacity resulting from the 1996 and 1997 additions of new, larger ships to the existing container ship fleet at a rate in excess of the growth rate in containerized cargo trade; and (iii) shipping line alliances and other operational consolidations that have allowed shipping lines to operate with fewer containers, thereby decreasing the demand for leased containers. The container ship over-capacity in particular led to lower shipping rates, resulting in shipping lines' need to reduce operating costs. The drive to reduce costs, coupled with the availability of inexpensive financing and lower container prices, encouraged shipping lines to purchase, rather than lease, a greater number of new containers in 1996 than in previous years. All of these factors have led to downward pressure on container lease rates, a decline in utilization of leased containers, and an increase in leasing incentives and other discounts being granted to shipping lines by container lessors, further eroding Partnership profitability. The decline in demand for leased containers has been accompanied by a drop in the purchase price of new containers. For the near term, the General Partners do not foresee any changes in current market conditions and caution that both utilization and lease rates could continue to decline, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's containers under short-term operating leases. There were three direct financing leases at March 31, 1997.

The balance of rental income consists of other lease-related items, primarily income from charges to the lessees for pick-up of containers from prime locations less credits granted to lessees for leasing containers from less desirable locations (location income), income for handling and returning containers and income from charges to lessees for a damage protection plan
(DPP). For the three-month period ended March 31, 1997, the total of these other revenue items was $145, a decrease of $87 compared to the equivalent period in 1996. The primary components of this net decrease were decreases in location income and DPP of $68 and $14, respectively. This decline in location income is mainly due to lower demand, which drove drop-off charges to lessees down and increased credits given to lessees for picking up units from less desirable locations. DPP revenue declined due to the decrease in return fees as a result of fewer units being turned in during the period ended March 31, 1997 as compared to the equivalent period in 1996.

Direct container expenses, excluding bad debt expense, decreased by $88, or 32% from the three-month periods ended March 31, 1997 to the same period in 1996. The primary components of this decrease were decreases in maintenance and repair costs of $71 offset by an increase in storage expenses of $14. Maintenance and repair costs decreased due to a decrease in the average number of units requiring repairs from March 31, 1996 to the same period in 1997. Additionally, there was a slight decrease in the average repair costs per unit between the two periods. Storage costs increased due to lower utilization rates in the three-month period ended March 31, 1997 compared to the same period in 1996.

Bad debt expense increased from a benefit of $17 in the first quarter of 1996 to an expense of $11 in the same period of 1997. The increase is mainly due to a benefit recorded in the first quarter of 1996, which was primarily due to a reduction in reserve requirements for two specific lessees.

Depreciation expense decreased by $11 or 3% from the three-month period ended March 31, 1996 to the same period in 1997. The decrease is primarily attributable to the 6% decrease in the average fleet size and to certain equipment, acquired used, which has now been fully depreciated.

Management fees decreased by $22 or 16%, from the three months ended March 31, 1996 to the equivalent period in 1997 due to a decrease in equipment management fees. Equipment management fees which are based primarily of gross revenue decreased $22 or 21% due to the decrease in rental income and were 7% of gross revenue for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distribution percentage and partners' capital, were $31 for both periods.

General and administrative costs to affiliates decreased by $15, or 16%, in the three-month period ended March 31, 1997 compared to the same period in 1996. The decrease was primarily the result of a decline in overhead costs allocable from TEM and TFS.

Other income (expense) includes a gain on sale of equipment of $78 for the three-month period ended March 31, 1997 compared to a gain of $110 for the equivalent period ended in 1996.

Net earnings per limited partnership unit decreased from $0.50 to $0.35 from the three-month period ended March 31, 1996 to the same period in 1997, reflecting the decrease in net earnings from $743 to $525 for the respective periods.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep the Equipment under lease, rather than the geographic location of the Equipment or the domicile of the lessees. The Equipment is generally operated on the international high seas rather than on the domestic waterways. The Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of March 31, 1997 which would result in such risk materializing.

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


                            TCC EQUIPMENT INCOME FUND
                            A California limited partnership

                            By Textainer Financial Services Corporation
                            The Managing General Partner



                            By
                               -------------------------
                                 John R. Rhodes
                                 Executive Vice President


Date:  May 13, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:



Signature                                Title                                          Date


-------------------------                 Executive Vice President,                      May 13, 1997
John R. Rhodes                           (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




-------------------------                 President (Principal Executive                 May 13, 1997
James E. Hoelter                          Officer) and Director


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


                            TCC EQUIPMENT INCOME FUND
                            A California limited partnership

                            By Textainer Financial Services Corporation
                            The Managing General Partner



                            By /s/John R. Rhodes
                              -------------------------
                                 John R. Rhodes
                                 Executive Vice President


Date:  May 13, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                             Date


/s/John R. Rhodes                        Executive Vice President,                      May 13, 1997
-------------------------                (Principal Financial and
John R. Rhodes                           Accounting Officer) and
                                         Secretary

/s/James E. Hoelter                      President (Principal Executive                 May 13, 1997
-----------------------                  Officer) and Director
James E. Hoelter
