Form 10-Q
period 1997-06-30
TCC EQUIPMENT INCOME FUND
filed 1997-08-13
CIK 820083

TEXTAINER FINANCIAL SERVICES CORPORATION
                         650 California Street, 16th Floor
                               San Francisco, CA 94108


August 13, 1997


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of TCC Equipment Income Fund (the
"Company") the Company's Quarterly Report on Form 10-Q for the Second Quarter ended June 30, 1997.

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


                    For the quarterly period ended June 30, 1997

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

                     Quarterly Report on Form 10Q for the
                           Quarter Ended June 30, 1997

                                TABLE OF CONTENTS



                                                                                                               Page


Item 1.   Financial Statements

          Balance Sheets - June 30, 1997 (unaudited) and December 31, 1996.....................................3


          Statements of Earnings for the six and three months ended
          June 30, 1997 and 1996 (unaudited)...................................................................4


          Statements of Partners' Capital for the six months
          ended June 30, 1997 and 1996 (unaudited).............................................................5


          Statements of Cash Flows for the six months
          ended June 30, 1997 and 1996 (unaudited).............................................................6


          Notes to Financial Statements (unaudited)............................................................8


Item 2.   Management's Discussion and Analysis of Financial Condition and
          and Results of Operations............................................................................13


                              TCC EQUIPMENT INCOME FUND
                          (a California Limited Partnership)

                                    Balance Sheets

                          June 30, 1997 and December 31, 1996
                                (Amounts in thousands)


                                                                           1997               1996
                                                                      ----------------   ---------------
                                                                        (unaudited)

Assets
Container rental equipment, net of accumulated
   depreciation of $10,203 (1996:  $10,343)                         $          16,571            15,601
Cash                                                                              899             1,253
Net investment in direct financing leases (note 8)                                297               461
Accounts receivable, net of allowance
   for doubtful accounts of $681 (1996:  $687)                                  1,597             1,554
Due from affiliates, net (note 6)                                                 169             1,170
Prepaid expenses                                                                    3                10
                                                                      ----------------   ---------------

                                                                    $         19,536             20,049
                                                                      ================   ===============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                 $             157               133
   Accrued liabilities                                                             49                 -
   Accrued damage protection plan costs (note 2)                                  105               130
   Accrued maintenance and repair costs (note 3)                                   47                45
   Warranty claims (note 4)                                                       228               260
   Equipment purchases payable                                                    335               269
                                                                      ----------------   ---------------

       Total liabilities                                                          921               837
                                                                      ----------------   ---------------

Partners' capital:
   General partners                                                               (36)              (36)
   Limited partners                                                            18,651            19,248
                                                                      ----------------   ---------------

       Total partners' capital                                                 18,615            19,212
                                                                      ----------------   ---------------

Commitments (note 10)
                                                                    $          19,536            20,049
                                                                      ================   ===============


See accompanying notes to financial statements

                           TCC EQUIPMENT INCOME FUND
                      (a California Limited Partnership)

                            Statements of Earnings

           For the six and three months ended June 30, 1997 and 1996 (Dollar amounts in thousands except for unit and per unit amounts)
                                 (unaudited)


                                                   Six months        Three months          Six months       Three months
                                                        Ended               Ended               Ended              Ended
                                                June 30, 1997       June 30, 1997       June 30, 1996      June 30, 1996
                                              ----------------    ----------------   -----------------   ----------------

Rental income                               $           2,388               1,181              2,849               1,329
                                              ----------------    ----------------   -----------------   ----------------

Costs and expenses:
   Direct container expenses                              407                 223                513                 240
   Bad debt expense                                        28                  17                 23                  40
   Depreciation                                           752                 389                737                 364
   Professional fees                                       21                  14                 17                   8
   Management fees to affiliates (note 6)                 231                 115                264                 125
   General and administrative costs                       157                  78                169                  75
     to affiliates (note 6)
   Other general and administrative costs                  28                  14                 31                  16
                                              ----------------    ----------------   -----------------   ----------------
                                                        1,624                 850              1,754                 868
                                              ----------------    ----------------   -----------------   ----------------
   Income from operations                                 764                 331              1,095                 461
                                              ----------------    ----------------   -----------------   ----------------

Other income:
   Interest income, net                                    29                  15                  4                   5
   Gain on sale of equipment                               97                  19                216                 106
                                              ----------------    ----------------   -----------------   ----------------
                                                          126                  34                220                 111
                                              ----------------    ----------------   -----------------   ----------------
    Net earnings                            $             890                 365              1,315                 572
                                              ================    ================   =================   ================

Allocation of net earnings (note 6):
   General partners                         $              15                   7                 15                   8
   Limited partners                                       875                 358              1,300                 564
                                              ----------------    ----------------   -----------------   ----------------
                                            $             890                 365              1,315                 572
                                              ================    ================   =================   ================
Limited partners' per unit share
   of net earnings                          $            0.59                0.24               0.88                0.38
                                              ================    ================   =================   ================

Limited partners' per unit share
   of distributions                         $            1.00                0.50               1.00                0.50
                                              ================    ================   =================   ================

Weighted average number of limited
   partnership units outstanding                    1,471,779           1,471,779          1,471,779           1,471,779
                                              ================    ================   =================   ================



See accompanying notes to financial statements

                        TCC EQUIPMENT INCOME FUND
                   (a California Limited Partnership)

                    Statements of Partners' Capital

            For the six months ended June 30, 1997 and 1996
                         (Amounts in thousands)
                              (unaudited)


                                                               Partners' Capital
                                             --------------------------------------------------------
                                               General              Limited               Total
                                             -------------       ---------------      ---------------

Balances at January 1, 1996                $           (36)              19,840               19,804

Distributions                                          (15)              (1,472)              (1,487)

Net earnings                                            15                1,300                1,315
                                             -------------       ---------------      ---------------

Balances at June 30, 1996                  $           (36)              19,668               19,632
                                             =============       ===============      ===============

Balances at January 1, 1997                $          (36)               19,248               19,212

Distributions                                         (15)               (1,472)              (1,487)

Net earnings                                           15                   875                  890
                                             -------------       ---------------      ---------------

Balances at June 30, 1997                  $          (36)               18,651               18,615
                                             =============       ===============      ===============





See accompanying notes to financial statements

                        TCC EQUIPMENT INCOME FUND
                   (a California Limited Partnership)

                        Statements of Cash Flows

              For the six months ended June 30, 1997 and 1996
                         (Amounts in thousands)
                               (unaudited)


                                                                      1997             1996
                                                                  -------------    ------------
Cash flows from operating activities:
     Net earnings                                               $          890           1,315
     Adjustments to reconcile net earnings to
       net cash provided by operating activities:
        Depreciation                                                       752             737
        (Decrease) increase in allowance for doubtful accounts              (6)              9
        Gain on sale of equipment                                          (97)           (216)
        Changes in assets and liabilities:
           (Increase) decrease in accounts receivable                      (37)            124
           Proceeds from principal payments of
              direct financing leases                                      163             153
           Decrease (increase) in due from affiliates, net               1,056            (140)
           Increase (decrease) in accounts payable and
              accrued liabilities                                           73             (34)
           Increase in accrued maintenance and
              repair costs                                                   2               4
           (Decrease) increase in accrued
              damage protection plan costs                                 (25)             14
           Decrease in warranty claim                                      (32)            (32)
           Decrease in prepaid expenses                                      7               7
                                                                  -------------    ------------
              Net cash provided by operating activities                  2,746           1,941
                                                                  -------------    ------------

Cash flows from investing activities:
     Proceeds from sale of equipment                                       698             674
     Equipment purchases                                                (2,311)           (695)
                                                                  -------------    ------------
              Net cash used in investing activities                     (1,613)            (21)
                                                                  -------------    ------------

Cash flows from financing activities:
     Repayment of borrowings from affiliates                                 -            (435)
     Distributions to partners                                          (1,487)         (1,492)
                                                                  -------------    ------------
              Net cash used in financing activities                     (1,487)         (1,927)
                                                                  -------------    ------------
Net decrease in cash                                                      (354)             (7)

Cash at beginning of period                                              1,253             492
                                                                  -------------    ------------
Cash at end of period                                           $          899             485
                                                                  =============    ============
Interest paid during the period                                 $            -               4
                                                                  =============    ============


See accompanying notes to financial statements

                           TCC EQUIPMENT INCOME FUND
                      (a California Limited Partnership)

                      Statements Of Cash Flows--Continued

                For the six months ended June 30, 1997 and 1996
                             (Amounts in thousands)
                                   (unaudited)

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of Equipment purchases, distributions to partners, and proceeds from sale of Equipment which had not been paid or received as of June 30, 1997 and 1996, and December 31, 1996 and 1995, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the six-month periods ended June 30, 1997 and 1996.

                                                                June 30       Dec. 31         June 30        Dec. 31
                                                                  1997           1996            1996           1995
                                                            -----------    -----------    ------------    -----------

Equipment purchases included in:
     Due to affiliates..............................      $         12              1              18             44
     Equipment purchases payable....................               335            269               5            430

Distributions to partners included in:
     Due to affiliates..............................                 2              2              10             15

Proceeds from sale of Equipment included in:
     Accounts receivable............................                 -              -               -              1
     Due from affiliates............................               393            327             287            229

The following table summarizes the amounts of Equipment purchases, distributions to partners and proceeds from sale of Equipment recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the six-month periods ended June 30, 1997 and 1996.

                                                                                                 1997            1996
                                                                                                 ----            ----

Equipment purchases recorded......................................................          $   2,388            244
Equipment purchases paid..........................................................              2,311            695

Distributions to partners declared................................................              1,487          1,487
Distributions to partners paid....................................................              1,487          1,492

Proceeds from sale of Equipment recorded..........................................                764            731
Proceeds from sale of Equipment received..........................................                698            674


See accompanying notes to financial statements

                           TCC EQUIPMENT INCOME FUND
                      (a California Limited Partnership)

                         Notes To Financial Statements

                                 June 30, 1997
           (Dollar amounts in thousands except for per unit amounts)
                                  (Unaudited)


Note 1.   General

      TCC Equipment Income Fund (the Partnership) is a California limited partnership formed in 1987. The Partnership owns and leases a fleet of intermodal marine cargo container equipment (the Equipment) to international shipping lines.

      The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 1997 and December 31, 1996, and the results of its operations, changes in partners' capital and cash flows for the six- and three-month periods ended June 30, 1997 and 1996, have been made.

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

      Certain reclassifications of prior year amounts have been made in order to conform with the 1997 financial statement presentation.

Note 2.   Damage Protection Plan

      The Partnership offers a Damage Protection Plan (the Plan) to lessees of its Equipment. Under the terms of the Plan, the Partnership earns additional revenues on a daily basis and, as a result, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the Partnership's obligation for estimated future repair costs. At June 30, 1997 and December 31, 1996, this reserve was equal to $105 and $130, respectively.

Note 3.   Maintenance and Repair

      The Partnership accrues maintenance and repair costs on damaged units in depots. At June 30, 1997 and December 31, 1996, the amount accrued was $47 and $45, respectively.

Note 4.   Warranty Claims

      During 1992 and 1995, the Partnership settled warranty claims against an equipment manufacturer. The Partnership is amortizing the settlement amounts over the remaining estimated useful life of the Equipment (seven years), reducing maintenance and repair costs over that time. At June 30, 1997 and December 31, 1996, the unamortized portion of the settlement amount was equal to $228 and $260, respectively.

Note 5.   Acquisition of Equipment

      During the six-month periods ended June 30, 1997 and 1996, the Partnership purchased Equipment with a cost of $2,388 and $244, respectively.

Note 6.   Transactions with Affiliates

      Textainer Financial Services Corporation (TFS) is the managing general partner of the Partnership. TFS is a wholly-owned subsidiary of Textainer Capital Corporation (TCC). Textainer Equipment Management Limited (TEM) and Textainer Limited (TL) are associate general partners of the Partnership. The managing general partner and the associate general partners are collectively referred to as the General Partners. The General Partners also act in this capacity for other limited partnerships. Textainer Acquisition Services Limited (TAS) is an affiliate of the General Partners which performs services relative to the acquisition of Equipment outside the United States on behalf of the Partnership. TCC, TEM, TL and TAS are subsidiaries of Textainer Group Holdings Limited
      (TGH). TCC Securities Corporation (TSC), a licensed broker and dealer in securities and an affiliate of the General Partners, was the managing sales agent for the offering of Units for sale.

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

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners, or TAS, an incentive management fee, an acquisition fee, an equipment management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $110 and $32 of equipment acquisition fees as part of container costs during the six-month periods ended June 30, 1997 and 1996, respectively. The Partnership incurred $62 and $31 of incentive management fees during the six- and three-month periods ended June 30, 1997 and $62 and $31 for the comparable periods in 1996. No equipment liquidation fees were incurred during either period.

      The Partnership's Equipment is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's Equipment. Additionally, TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at June 30, 1997 and December 31, 1996.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $169 and $84 for the six- and three-month periods ended June 30, 1997 and $202 and $94 for the comparable periods in 1996. The Partnership's Equipment is leased by TEM to third party lessees on operating master leases, spot leases and term leases. The majority of the Equipment is leased under operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are borne by TFS and TEM. Costs allocated to the Partnership for salaries were $84 and $43 for the six- and three-month periods ended June 30, 1997 and $83 and $38 for the comparable periods in 1996. Other general and administrative costs were $73 and $35 for the six- and three-month periods ended June 30, 1997 and $86 and $37 for the comparable periods in 1996. TEM allocates these costs based on the ratio of the Partnership's interest in the managed Equipment to the total Equipment managed by TEM during the period. Indirect general and administrative costs allocated to the Partnership by TEM were $135 and $66 for the six- and three-month periods ended June 30, 1997 and $148 and $72 for the comparable periods in 1996.

      TFS allocates indirect general and administrative costs to the Partnership based on the ratio of the Partnership's Equipment to the total Equipment of all limited partnerships managed by TFS. TFS allocated $22 and $12 of these indirect costs to the Partnership during the six- and three-month periods ended June 30, 1997 and $21 and $3 during the comparable periods in 1996.

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

      At June 30, 1997 and December 31, 1996, due from affiliates, net is comprised of:

                                                              1997        1996
                                                              ----        ----
      Due from affiliates:
       Due from TEM...................................    $    199       1,190
                                                             =====       =====

      Due to affiliates:
       Due to TCC.....................................    $      4           6
       Due to TAS.....................................          11           -
       Due to TFS.....................................          15          14
                                                            ------      -------
                                                          $     30          20
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

      It is the policy of the Partnership and the General Partners to charge interest on intercompany balances which are outstanding for more than one month, to the extent such balances relate to loans for Equipment purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. There was no interest expense incurred on intercompany balances for the six- and three-month periods ended June 30, 1997. The Partnership incurred interest expense of $9 and $1 on intercompany balances payable to TFS for the six- and three-month periods ended June 30, 1996.

Note 7.   Rentals Under Operating Leases

      The following is a schedule by year of minimum future rentals receivable on noncancelable operating leases as of June 30, 1997:

          Year ending June 30:

            1998.............................................           $  253

Note 8.   Direct Financing Leases

      The components of the net investment in direct financing leases as of June 30, 1997 and December 31, 1996 are as follows:

                                                                  1997     1996
                                                                  ----     ----

          Future minimum lease payments receivable............    $319      515
          Residual value......................................       2        2
          Less:  unearned income..............................     (24)     (56)
                                                                   ---      ---

          Net investment in direct financing leases...........    $297      461

      The following is a schedule by year of minimum lease payments receivable under the three direct financing leases as of June 30, 1997:

          Year ending March 31:

          1998...............................................             $ 316
          1999...............................................                 3
                                                                           ----
          Total minimum lease payments receivable............             $ 319

      Rental income for the six- and three-month periods ended June 30, 1997 and 1996 includes $26, $12 and $66, $33, respectively, of income from direct financing leases.

Note 9.   Redemptions

      No redemption offerings were consummated during the six-month period ended June 30, 1997. The total number of units redeemed since inception of the redemption program is 2,775, at a total cost of $23, representing an average redemption price of $8.31 per unit. The redemption price is fixed by formula and varies depending on the length of time the units are outstanding.

Note 10.  Commitments

      At June 30, 1997, the Partnership has committed to purchase 9 new containers at an approximate total purchase price of $28 which includes acquisition fees of $2. These commitments were made to TAS which, as the contracting party, has in turn committed to purchase this Equipment on behalf of the Partnership.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Dollar amounts in thousands of dollars except for per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the six- and three-month periods ended June 30, 1997 and 1996. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From October 1987 until October 1989 the Partnership was involved in the offering of limited partnership interests to the public. On October 26, 1989, the Partnership's offering of limited partnership interests was closed at $29,491.

The Partnership has set up a program whereby limited partners may redeem units for a specified redemption value. The redemption price is set by formula and varies depending on length of time the units are outstanding. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the quarter ended June 30, 1997, the Partnership did not redeem any Partnership units.

Prior to its distribution or reinvestment in additional Equipment, the Partnership invests working capital and cash flow from operations in short-term, highly liquid investments. It is the policy of the Partnership to maintain a minimum working capital reserve in an amount which is the lesser of (i) 1% of capital contributions or (ii) $100. At June 30, 1997, the Partnership's cash of $899 was invested in a market-rate account.

During the six-month period ended June 30, 1997, the Partnership declared cash distributions to limited partners pertaining to the first quarter of 1997 and to the fourth quarter of 1996 in the amount of $1,472. These distributions represent 10% of original capital (measured on an annualized basis) on each unit. Of these distributions, on a GAAP basis, $597 was a return of capital and the balance was from net earnings. On a cash basis all of these distributions were from operations.

At June 30, 1997, the Partnership has committed to purchase 9 new containers at an approximate total purchase price of $28 which includes acquisition fees of $2. At June 30, 1997, the Partnership had sufficient cash on hand to meet these commitments. In the event the Partnership decides not to purchase the Equipment, one of the General Partners or an affiliate of the General Partners will acquire the Equipment for its own account.

For the six-month period ended June 30, 1997, the Partnership had net cash provided by operating activities of $2,746 compared with $1,941 for the equivalent period in 1996. The increase of $805 or 41% is primarily attributable to a decrease in due from affiliates, net of $1,056, offset by a decrease in net earnings of $425. The decrease in due from affiliates, net, was due to timing differences in the accrual and payment of expenses and fees or in the accrual and remittance of net rental revenues. The decrease in net earnings of 32% in the six-month period ended June 30, 1997 compared to the comparable period in 1996 was primarily due to a 16% decrease in rental revenues. The decrease in rental revenues between periods was due to a decline in utilization, rental rates and fleet size. These decreases are discussed more fully below under "Results of Operations". As explained below under "Results of Operations", demand for leased containers has declined compared to the prior year, and this decline has affected the Partnership's financial condition.

Net cash used in investing activities (the purchase and sale of rental equipment) for the six-month period ended June 30, 1997 was $1,613 compared to $21 for the comparable period in 1996. This difference reflects that, on a cash basis, the Partnership purchased more Equipment during the six months ended June 30, 1997 than in the same period in 1996. The General Partners believe that these differences reflect normal fluctuations in equipment sales and purchases. Moreover, the Partnership has a significant amount of used Equipment in its portfolio and expects to sell this Equipment periodically when it reaches the end of its useful marine life. Consistent with the investment objectives and the General Partners' determination that the Equipment can be profitably sold or bought at any time, the Partnership intends to reinvest all or a significant amount of proceeds from future Equipment sales in additional Equipment. Such additional Equipment purchases may not, however, equal the number of units sold, and such purchases may cease sometime after 1999, when the Partnership enters its liquidation phase.


Results of Operations

The Partnership's operations, which consist of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses were directly related to the size of the container fleet (inventory) during the six-month periods ended June 30, 1997 and 1996, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                               1997        1996

                   Opening inventory.......................    7,849      8,471
                   Closing inventory.......................    8,177      8,165
                   Average.................................    8,013      8,318

The decline in the size of the average container fleet of 4% from the six-month period ended June 30, 1996 to the equivalent period in 1997 was primarily due to the sale of certain Equipment. Although sales proceeds were used to purchase new Equipment, fewer units were bought than sold, resulting in a net decrease in the size of the Equipment fleet. The decline in the container fleet contributed to an overall decline in rental income from the six- and three-month periods ended June 30, 1996 to the equivalent period in 1997.

Since the Fund is now in its ninth year of operations, an increasing portion of its fleet may be sold in future years, and the sales proceeds are not likely to be sufficient to replace all of the Equipment sold. Therefore, the decline in the size of the fleet may continue.

In addition to fleet size, rental income and direct container expenses are affected by lease utilization percentages for the equipment which were 78% and 82% on average during the six-month periods ended June 30, 1997 and 1996, respectively. In addition, rental income is affected by daily rental rates, which declined.

The following is a comparative analysis of the results of operations for the six-month periods ended June 30, 1997 and 1996.

The Partnership's income from operations for the six-month periods ended June 30, 1997 and 1996 was $764 and $1,095, respectively, on rental income of $2,388 and $2,849, respectively. The decrease in rental income of $461, or 16% from the six-month period ended June 30, 1996 to the same period in 1997 was primarily attributable to income from container rentals, the major component of total revenue, which decreased by $412, or 16%. As noted above, income from container rentals is largely dependent upon three factors: equipment available for lease (average inventory), average on-hire (utilization) percentage, and average daily rental rates. Average inventory decreased 4%, average on-hire utilization decreased 5% and average daily rental rates decreased 7% from the six-month period ended June 30, 1996 to the comparable period in 1997.

Container utilization began to decline in late 1995 and that decline persisted throughout 1996 and into the first quarter of 1997. The General Partners believe that this decrease in demand for leased containers is the result of adverse changes in the business of its shipping line customers. These changes consist principally of: (i) a general slowdown in the growth of world containerized cargo trade, particularly in the Asia-North America and Asia-Europe trade routes; (ii) over-capacity resulting from the 1996 and 1997 additions of new, larger ships to the existing container ship fleet at a rate in excess of the growth rate in containerized cargo trade; and (iii) shipping line alliances and other operational consolidations that have allowed shipping lines to operate with fewer containers, thereby decreasing the demand for leased containers. The container ship over-capacity in particular led to lower shipping rates, resulting in shipping lines' need to reduce operating costs. The drive to reduce costs, coupled with the availability of inexpensive financing and lower container prices, encouraged shipping lines to purchase, rather than lease, a greater number of new containers in 1996 than in previous years. All of these factors have led to downward pressure on container lease rates, a decline in utilization of leased containers, and an increase in leasing incentives and other discounts being granted to shipping lines by container lessors, further eroding Partnership profitability. The decline in demand for leased containers has been accompanied by a drop in the purchase price of new containers.

During the second quarter of 1997, there was a slight improvement in market conditions as utilization for the fleet managed by TEM for affiliates and other unrelated third parties improved and continues to improve into the third quarter of 1997. Despite the improving utilization, for the near term, the General Partners do not foresee material changes in current market conditions and caution that both utilization and lease rates could decline, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's containers under short-term operating leases. There were three direct financing leases at June 30, 1997.

The balance of rental income consists of other lease-related items, primarily income from charges to the lessees for pick-up of containers from prime locations less credits granted to lessees for leasing containers from surplus locations (location income), income for handling and returning containers and income from charges to lessees for a damage protection plan (DPP). For the six-month period ended June 30, 1997, the total of these other revenue items was $252, a decrease of $49 or 16% compared to the equivalent period in 1996. The primary component of this net decrease was a decrease in location income $59. This decline in location income is mainly due to lower demand, which increased credits given to lessees for picking up units from surplus locations.

Direct container expenses decreased by $106, or 21% from the six-month periods ended June 30, 1997 to the same period in 1996. The primary components of this decrease were decreases in the damage protection plan (DPP) of $59 and maintenance and repair costs of $40 offset by an increase in storage expenses of $33. DPP and maintenance and repair expenses decreased due to a lower per unit repair cost, a lower number of units participating in DPP, and fewer units needing repair. Storage costs increased due to lower utilization rates in the six-month period ended June 30, 1997 compared to the same period in 1996.

Bad debt expense remained constant from the six-month period ended June 30, 1997 to the same period in 1996.

Depreciation expense remained fairly constant from the six-month period ended June 30, 1997 to the same period in 1996.

Management fees decreased by $33 or 13%, from the six-month period ended June 30, 1996 to the equivalent period in 1997 due to a decline in equipment management fees. Equipment management fees, which are based primarily on gross revenue, decreased as a result of the decrease in rental income and were 7% of gross revenue for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distribution percentage and partners' capital, were $62 for both periods.

General and administrative costs to affiliates decreased by $12, or 7%, in the six-month period ended June 30, 1997 compared to the same period in 1996. The decrease was primarily the result of a decline in overhead costs allocable from TEM and TFS.

Other income provided $126 of additional income for the six months ended June 30, 1997, representing a decrease of $94, or 43%, over the equivalent period in 1996. The decrease was attributable to a $119 decrease in gain on sale of Equipment offset by a $25 increase in interest income.

Net earnings per limited partnership unit decreased from $0.88 to $0.59 from the six-month period ended June 30, 1996 to the same period in 1997, reflecting the decrease in net earnings from $1,300 to $875 for the respective periods.

The following is a comparative analysis of the results of operations for the three-month periods ended June 30, 1997 and 1996.

The Partnership's income from operations for the three-month periods ended June 30, 1997 and 1996 was $331 and $461, respectively, on rental income of $1,181 and $1,329, respectively. The decrease in rental income of $148, or 11% from the three-month period ended June 30, 1996 to the same period in 1997 was primarily attributable to a decrease in income from container rentals which decreased by $182, or 15%. This decline was due to decreases in average inventory of 3%, average on-hire utilization of 5% and average daily rental rates of 8% from the three-month period ended June 30, 1996 to the comparable period in 1997.

The balance of other revenue items comprising total revenue for the three-month peroid ending June 30, 1997 was $134, an increase of $33 compared to the equivalent period in 1996. Other rental revenue increased primarily due to increased handling income of $21. Increased container movement resulted in increased handling income for the three-months ending June 30, 1997 as compared to the same period ending in 1996.

Direct container expenses decreased by $17, or 7% for the three-month period ended June 30, 1997 compared to the same period in 1996. The primary component of this decrease was a decrease in DPP expense which was offset by an increase in storage expense. DPP expense decreased due to a decrease in the average per unit repair costs, fewer units requiring repairs and fewer units participating in DPP from June 30, 1996 to the same period in 1997.

Bad debt expense decreased by $23 for the three-month period ended June 30, 1997 from the same period in 1996 primarily due to lower reserve requirements.

Depreciation expense increased by $25 or 7% from the three-month period ended June 30, 1996 to the same period in 1997. The increase was primarily due to a a charge to depreciation expense for the write down of refrigerated containers. The increase was partially offset by the 6% decrease in the average fleet size, and by certain equipment, acquired used, which has now been fully depreciated.

Management fees decreased by $10 or 8%, from the three-month period ended June 30, 1996 to the equivalent period in 1997, due to a decline in equipment management fees due. These fees were 7% of gross revenue for both periods, but lower revenue caused the total amount of the equipment management fee to decline for the period ended June 30, 1997. Incentive management fees, which are based on the Partnership's limited and general partner distribution percentage and partners' capital, were $31 for both periods.

General and administrative costs to affiliates remained fairly constant between the three-month period ending June 30, 1997 and the equivalent period in 1996.

Other income includes a gain on sale of equipment of $19 for the three month period ended June 30, 1997 compared to a gain of $106 for the equivalent period in 1996.

Net earnings per limited partnership unit decreased from $0.38 to $0.24 from the three-month period ended June 30, 1996 to the same period in 1997, reflecting the decrease in net earnings from $564 to $358 for the respective periods.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep the Equipment under lease at profitable rates, rather than the geographic location of the Equipment or the domicile of the lessees. The Equipment is generally operated on the international high seas rather than on the domestic waterways. The Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of June 30, 1997 which would result in such risk materializing.

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


                                     TCC EQUIPMENT INCOME FUND
                                     A California Limited Partnership

                                     By Textainer Financial Services Corporation
                                     The Managing General Partner



                                     By _______________________________
                                         John R. Rhodes
                                         Executive Vice President


Date:  August 13, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________                 Executive Vice President,                      August 13, 1997
John R. Rhodes                           (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 August 13, 1997
James E. Hoelter                          Officer) and Director


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


Date:  August 13, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                             Date




/s/John R. Rhodes                        Executive Vice President,                      August 13, 1997
-------------------------                (Principal Financial and
John R. Rhodes                           Accounting Officer) and
                                         Secretary

/s/James E. Hoelter                      President (Principal Executive                 August 13, 1997
-----------------------                  Officer) and Director
James E. Hoelter