Form 10-Q
period 1997-09-30
TCC EQUIPMENT INCOME FUND
filed 1997-11-13
CIK 820083

TEXTAINER FINANCIAL SERVICES CORPORATION
                                         650 California Street, 16th Floor
                                              San Francisco, CA 94108


November 13, 1997


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of TCC Equipment Income Fund (the "Company") the Company's Quarterly Report on Form 10-Q for the Third Quarter ended September 30, 1997.

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


                For the quarterly period ended September 30, 1997


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

                      Quarterly Report on Form 10Q for the
                        Quarter Ended September 30, 1997

                                TABLE OF CONTENTS



                                                                                                               Page


Item 1.   Financial Statements

          Balance Sheets - September 30, 1997 (unaudited) and December 31, 1996................................3


          Statements of Earnings for the nine and three months
          ended September 30, 1997 and 1996 (unaudited)........................................................4


          Statements of Partners' Capital for the nine months
          ended September 30, 1997 and 1996 (unaudited)........................................................5


          Statements of Cash Flows for the nine months
          ended September 30, 1997 and 1996 (unaudited)........................................................6


          Notes to Financial Statements (unaudited)............................................................8


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations............................................................................12

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

          Not Applicable





                            TCC EQUIPMENT INCOME FUND
                       (a California Limited Partnership)

                                 Balance Sheets

                    September 30, 1997 and December 31, 1996
                             (Amounts in thousands)


                                                                             1997               1996
                                                                      ----------------   ---------------
                                                                          (unaudited)

Assets
Container rental equipment, net of accumulated
   depreciation of $9,881 (1996:  $10,343)                                    $15,996           $15,601
Cash                                                                            1,249             1,253
Net investment in direct financing leases (note 8)                                215               461
Accounts receivable, net of allowance
   for doubtful accounts of $676 (1996:  $687)                                  1,393             1,554
Due from affiliates, net (note 6)                                                 176             1,170
Prepaid expenses                                                                    -                10
                                                                      ----------------   ---------------
                                                                              $19,029           $20,049
                                                                      ================   ===============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                              $153              $133
   Accrued liabilities                                                             62                 -
   Accrued damage protection plan costs (note 2)                                   94               130
   Accrued maintenance and repair costs (note 3)                                   36                45
   Warranty claims (note 4)                                                       212               260
   Equipment purchases payable                                                    138               269
                                                                      ----------------   ---------------
       Total liabilities                                                          695               837
                                                                      ----------------   ---------------

Partners' capital:
   General partners                                                               (36)              (36)
   Limited partners                                                            18,370            19,248
                                                                      ----------------   ---------------
       Total partners' capital                                                 18,334            19,212
                                                                      ----------------   ---------------

                                                                              $19,029           $20,049
                                                                      ================   ===============


See accompanying notes to financial statements




                            TCC EQUIPMENT INCOME FUND
                       (a California Limited Partnership)

                             Statements of Earnings

         For the nine and three months ended September 30, 1997 and 1996
       (Dollar amounts in thousands except for unit and per unit amounts)
                                   (unaudited)


                                                          Three months        Three months         Nine months         Nine months
                                                                 Ended               Ended               Ended               Ended
                                                        Sept. 30, 1997      Sept. 30, 1996      Sept. 30, 1997      Sept. 30, 1996
                                                    -------------------    ----------------    ----------------    ----------------
Rental income                                                   $1,208              $1,286              $3,596              $4,135
                                                    -------------------    ----------------    ----------------    ----------------

Costs and expenses:
   Direct container expenses                                       226                 208                 633                 721
   Bad debt expense                                                  4                  18                  32                  41
   Depreciation                                                    360                 355               1,112               1,093
   Professional fees                                                10                   6                  31                  23
   Management fees to affiliates (note 6)                          118                 122                 349                 385
   General and administrative costs to affiliates
     (note 6)                                                       64                  69                 221                 238
   Other general and administrative costs                           18                  16                  46                  47
                                                    -------------------    ----------------    ----------------    ----------------
                                                                   800                 794               2,424               2,548
                                                    -------------------    ----------------    ----------------    ----------------
   Income from operations                                          408                 492               1,172               1,587
                                                    -------------------    ----------------    ----------------    ----------------

Other income:
   Interest income, net                                             11                   5                  40                   9
   Gain on sale of equipment                                        44                 125                 141                 341
                                                    -------------------    ----------------    ----------------    ----------------
                                                                    55                 130                 181                 350
                                                    -------------------    ----------------    ----------------    ----------------
    Net earnings                                                  $463                $622              $1,353              $1,937
                                                    ===================    ================    ================    ================

Allocation of net earnings (note 6):
   General partners                                                 $8                  $8                 $23                 $23
   Limited partners                                                455                 614               1,330               1,914
                                                    -------------------    ----------------    ----------------    ----------------
                                                                  $463                $622              $1,353              $1,937
                                                    ===================    ================    ================    ================
Limited partners' per unit share
   of net earnings                                              $ 0.31              $ 0.42              $ 0.90              $ 1.30
                                                    ===================    ================    ================    ================
Limited partners' per unit share
   of distributions                                             $ 0.50              $ 0.50              $ 1.50              $ 1.50
                                                    ===================    ================    ================    ================
Weighted average number of limited
   partnership units outstanding                             1,471,779           1,471,779           1,471,779           1,471,779
                                                    ===================    ================    ================    ================



See accompanying notes to financial statements



                            TCC EQUIPMENT INCOME FUND
                       (a California Limited Partnership)

                         Statements of Partners' Capital

              For the nine months ended September 30, 1997 and 1996
                             (Amounts in thousands)
                                   (unaudited)


                                                                Partners' Capital
                                             --------------------------------------------------------
                                               General              Limited               Total
                                             -------------       ---------------      ---------------
Balances at January 1, 1996                         ($36)               $19,840              $19,804

Distributions                                        (23)                (2,208)              (2,231)

Net earnings                                          23                  1,914                1,937
                                             -------------       ---------------      ---------------
Balances at September 30, 1996                      ($36)               $19,546              $19,510
                                             =============       ===============      ===============

Balances at January 1, 1997                         ($36)               $19,248              $19,212

Distributions                                        (23)                (2,208)              (2,231)

Net earnings                                          23                  1,330                1,353
                                             -------------       ---------------      ---------------
Balances at September 30, 1997                      ($36)               $18,370              $18,334
                                             =============       ===============      ===============





See accompanying notes to financial statements



                            TCC EQUIPMENT INCOME FUND
                       (a California Limited Partnership)

                            Statements of Cash Flows

              For the nine months ended September 30, 1997 and 1996
                             (Amounts in thousands)
                                   (unaudited)


                                                                                1997               1996
                                                                           ---------------    ---------------
Cash flows from operating activities:
      Net earnings                                                                 $1,353             $1,937
      Adjustments to reconcile net earnings to
        net cash provided by operating activities:
         Depreciation                                                               1,112              1,093
         (Decrease) increase in allowance for doubtful accounts                       (11)                22
         Gain on sale of equipment                                                   (141)              (341)
         Changes in assets and liabilities:
             Decrease in accounts receivable                                          172                141
             Proceeds from principal payments of
               direct financing leases                                                248                231
             Decrease (increase) in due from affiliates, net                        1,006               (161)
             Increase (decrease) in accounts payable and
               accrued liabilities                                                     82                (33)
             (Decrease) increase in accrued maintenance
               and repair costs                                                        (9)                13
             (Decrease) increase in accrued
               damage protection plan costs                                           (36)                10
             Decrease in warranty claim                                               (48)               (48)
             Decrease in prepaid expenses                                              10                 10
                                                                           ---------------    ---------------
               Net cash provided by operating activities                            3,738              2,874
                                                                           ---------------    ---------------

Cash flows from investing activities:
      Proceeds from sale of equipment                                               1,246              1,001
      Equipment purchases                                                         (2,757)               (716)
                                                                           ---------------    ---------------
               Net cash (used in) provided by investing activities                (1,511)                285
                                                                           ---------------    ---------------

Cash flows from financing activities:
      Repayment of borrowings from affiliates                                          -               (435)
      Distributions to partners                                                   (2,231)            (2,244)
                                                                           ---------------    ---------------
               Net cash used in financing activities                              (2,231)            (2,679)
                                                                           ---------------    ---------------
Net (decrease) increase in cash                                                       (4)               480

Cash at beginning of period                                                         1,253               492
                                                                           ---------------    ---------------
Cash at end of period                                                              $1,249              $972
                                                                           ===============    ===============
Interest paid during the period                                                        $0               $14
                                                                           ===============    ===============


See accompanying notes to financial statements



                            TCC EQUIPMENT INCOME FUND
                       (a California Limited Partnership)


                       Statements Of Cash Flows--Continued

              For the nine months ended September 30, 1997 and 1996
                             (Amounts in thousands)
                                   (unaudited)

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of Equipment purchases, distributions to partners, and proceeds from sale of Equipment which had not been paid or received as of September 30, 1997 and 1996, and December 31, 1996 and 1995, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 1997 and 1996.

                                                               Sept. 30       Dec. 31        Sept. 30        Dec. 31
                                                                  1997           1996            1996           1995
                                                            -----------    -----------    ------------    -----------

Equipment purchases included in:
     Due to affiliates..............................      $          -       $      1        $     11        $    44
     Equipment purchases payable....................               138            269               5            430

Distributions to partners included in:
     Due to affiliates..............................                 2              2               2             15

Proceeds from sale of Equipment included in:
     Accounts receivable............................                 -              -               -              1
     Due from affiliates............................               338            327             313            229

The following table summarizes the amounts of Equipment purchases, distributions to partners and proceeds from sale of Equipment recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 1997 and 1996.

                                                                                                 1997            1996
                                                                                                 ----            ----

Equipment purchases recorded......................................................          $   2,625            258
Equipment purchases paid..........................................................              2,757            716

Distributions to partners declared................................................              2,231          2,231
Distributions to partners paid....................................................              2,231          2,244

Proceeds from sale of Equipment recorded..........................................              1,257          1,084
Proceeds from sale of Equipment received..........................................              1,246          1,001


See accompanying notes to financial statements





                            TCC EQUIPMENT INCOME FUND
                       (a California Limited Partnership)

                          Notes To Financial Statements

                               September 30, 1997
            (Dollar amounts in thousands except for per unit amounts)
                                   (Unaudited)


Note 1.   General

      TCC Equipment Income Fund (the Partnership) is a California limited partnership formed in 1987. The Partnership owns and leases a fleet of intermodal marine cargo containers (the Equipment) to international shipping lines.

      The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 1997 and December 31, 1996, and the results of its operations, changes in partners' capital and cash flows for the nine- and three-month periods ended September 30, 1997 and 1996, have been made.

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

Note 2. Damage Protection Plan

      The Partnership offers a Damage Protection Plan (DPP) to lessees of its Equipment. Under the terms of DPP, the Partnership earns additional revenues on a daily basis and, as a result, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the Partnership's obligation for estimated future repair costs. At September 30, 1997 and December 31, 1996, this reserve was equal to $94 and $130, respectively.

Note 3.   Maintenance and Repair

      The Partnership accrues maintenance and repair costs on damaged units in depots. At September 30, 1997 and December 31, 1996, the amount accrued was $36 and $45, respectively.

Note 4.   Warranty Claims

      During 1992 and 1995, the Partnership settled warranty claims against an equipment manufacturer. The Partnership is amortizing the settlement amounts over the remaining estimated useful life of the Equipment (seven years), reducing maintenance and repair costs over that time. At September 30, 1997 and December 31, 1996, the unamortized portion of the settlement amount was equal to $212 and $260, respectively.

Note 5.   Acquisition of Equipment

      During the  nine-month  periods  ended  September  30, 1997 and 1996,  the
      Partnership   purchased   Equipment  with  a  cost  of  $2,625  and  $258,
      respectively.

Note 6.   Transactions with Affiliates

      Textainer Financial Services Corporation (TFS) is the managing general partner of the Partnership. TFS is a wholly-owned subsidiary of Textainer Capital Corporation (TCC). Textainer Equipment Management Limited (TEM) and Textainer Limited (TL) are associate general partners of the Partnership. The managing general partner and the associate general partners are collectively referred to as the General Partners. The General Partners manage and control the affairs of the Partnership. The General Partners also act in this capacity for other limited partnerships. Textainer Acquisition Services Limited (TAS) is an affiliate of the General Partners which performs services relative to the acquisition of Equipment outside the United States on behalf of the Partnership. TCC, TEM, TL and TAS are subsidiaries of Textainer Group Holdings Limited
      (TGH). TCC Securities Corporation (TSC), a licensed broker and dealer in securities and an affiliate of the General Partners, was the managing sales agent for the offering of Units for sale.

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

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners, or TAS, an incentive management fee, an acquisition fee, an equipment management fee and an equipment liquidation fee as well as reimburse the General Partners for certain administrative costs. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $131 and $33 of equipment acquisition fees as part of container costs during the nine-month periods ended September 30, 1997 and 1996, respectively. The Partnership incurred $93 and $31 of incentive management fees during the nine- and three-month periods ended September 30, 1997 and $92 and $31 for the comparable periods in 1996. No equipment liquidation fees were incurred during either period.

      The Partnership's Equipment is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's Equipment. Additionally, TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at September 30, 1997 and December 31, 1996.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $256 and $87 for the nine- and three-month periods ended September 30, 1997 and $293 and $91 for the comparable periods in 1996. The Partnership's Equipment is leased by TEM to third party lessees on operating master leases, spot leases and term leases. The majority of the Equipment is leased under operating master leases with limited terms and no purchase option.

      Certain general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are borne by TFS and TEM. Total general and administrative costs allocated to the Partnership were $221 and $64 for the nine- and three-month periods ended September 30, 1997 of which $122 and $37, respectively, were for salaries. For the nine- and three-month periods ended September 30, 1996, total general and administrative costs allocated to the Partnership were $238 and $69, of which $123 and $40, respectively were for salaries.

      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed Equipment to the total Equipment managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's Equipment to the total Equipment of all limited partnerships managed by TFS. General and administrative costs allocated to the Partnership by TEM were $193, $58, $208 and $60 for the nine- and three-month periods ended September 30, 1997 and 1996, respectively. TFS allocated $28, $6, $30 and $9 of general and administrative costs to the Partnership during the nine- and three-month periods ended September 30, 1997 and 1996, respectively.

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

      At September 30, 1997 and December 31, 1996, due from affiliates, net is comprised of:

                                                           1997            1996
                                                           ----            ----
      Due from affiliates:
        Due from TEM...................................    $191         $ 1,190
                                                           ====         =======

      Due to affiliates:
        Due to TCC.....................................    $  3         $     6
        Due to TFS.....................................      12              14
                                                           ----         -------
                                                          $  15         $    20
                                                          =====       =========

      These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and remittance of expenses and fees described above or in the accrual and remittance of net rental revenues from TEM.

      It is the policy of the Partnership and the General Partners to charge interest on intercompany balances which are outstanding for more than one month, to the extent such balances relate to loans for Equipment purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. There was no interest expense incurred on intercompany balances for the nine- and three-month periods ended September 30, 1997. The Partnership incurred interest expense of $10 on such intercompany balances payable to TFS during the nine-month period ended September 30, 1996. No such interest was incurred during the three-month period ended September 30, 1996.

Note 7.   Rentals Under Operating Leases

      The following is a schedule by year of minimum future rentals receivable on noncancelable operating leases at September 30, 1997:

         Year ending September 30:

             1998.............................................           $  279
             1999.............................................               12
             2000.............................................               10
                                                                           ----
                                                                         $  301
Note 8.   Direct Financing Leases

      The components of the net investment in direct financing leases at September 30, 1997 and December 31, 1996 are as follows:

                                                           1997            1996
                                                           ----            ----

      Future minimum lease payments receivable............$ 229           $ 515
      Residual value......................................    2               2
      Less:  unearned income..............................  (16)            (56)
                                                           ----             ---
      Net investment in direct financing leases...........$ 215           $ 461
                                                           ====           =====

      The following is a schedule by year of minimum lease payments receivable under the five direct financing leases at September 30, 1997:

      Year ending September 30:

         1998...............................................           $ 224
         1999...............................................               4
         2000...............................................               1
                                                                       -----
         Total minimum lease payments receivable............           $ 229
                                                                        ====

      Rental income for the nine- and three-month periods ended September 30, 1997 and 1996 includes $37, $11 and $92, $26, respectively, of income from direct financing leases.

Note 9.   Redemptions

      No redemption offerings were consummated during the nine-month period ended September 30, 1997. The total number of units redeemed since inception of the redemption program is 2,775, at a total cost of $23, representing an average redemption price of $8.31 per unit. The redemption price is fixed by formula and varies depending on the length of time the units are outstanding.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      (Dollar amounts in thousands of dollars except for per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the nine- and three-month periods ended September 30, 1997 and 1996. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From October 1987 until October 1989 the Partnership was involved in the offering of limited partnership interests to the public. On October 26, 1989, the Partnership's offering of limited partnership interests was closed at $29,491.

From time to time, the Partnership redeems units from limited partners for a specified redemption value. The redemption price is set by formula and varies depending on length of time the units are outstanding. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the nine months ended September 30, 1997, the Partnership did not redeem Partnership units.

The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

During the nine-month period ended September 30, 1997, the Partnership declared cash distributions to limited partners pertaining to the first and second quarters of 1997 and to the fourth quarter of 1996 in the amount of $2,208. These distributions represent 10% of original capital (measured on an annualized basis) on each unit. On a GAAP basis, $878 of these distributions was a return of capital and the balance was from net earnings. On a cash basis all of these distributions were from operations.

For the nine-month period ended September 30, 1997, the Partnership had net cash provided by operating activities of $3,738 compared with $2,874 for the equivalent period in 1996. The increase of $864 or 30% is primarily attributable to the decrease in due from affiliates, net of $1,006, offset by a decrease in net earnings of $584. The decrease in due from affiliates, net, was due to timing differences in the accrual and payment of expenses and fees or in the accrual and remittance of net rental revenues. The decrease in net earnings of 30% in the nine-month period ended September 30, 1997 compared to the comparable period in 1996 was primarily due to a 13% decrease in rental revenues. The decrease in rental revenues between periods was due to a decline in utilization, fleet size and rental rates. These decreases are discussed more fully below under "Results of Operations". As explained below under "Results of Operations", demand for leased containers has declined compared to the prior period, and this decline has affected the Partnership's financial condition.

Net  cash  used in  investing  activities  (the  purchase  and  sale  of  rental equipment) for the nine-month period ended September 30, 1997 was $1,511 compared to net cash provided by investing activities of $285 for the comparable period in 1996. This difference reflects that, on a cash basis, the Partnership purchased more Equipment during the nine months ended September 30, 1997 than in the same period in 1996. The General Partners believe that these differences reflect normal fluctuations in equipment sales and purchases. Moreover, the Partnership has a significant amount of Equipment that was purchased used in its portfolio and expects to sell this Equipment periodically when it reaches the end of its useful marine life. Consistent with the investment objectives and the General Partners' determination that the Equipment can be profitably sold or bought at any time, the Partnership intends to reinvest all or a significant amount of proceeds from future Equipment sales in additional Equipment. Such additional units of Equipment purchased may not, however, equal the number of units sold, and such purchases may cease sometime after 1999, when the Partnership enters its liquidation phase.


Results of Operations

The Partnership's operations, which consist of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses were directly related to the size of the container fleet (inventory) during the nine-month periods ended September 30, 1997 and 1996, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                                1997       1996

                   Opening inventory.......................    7,849      8,471
                   Closing inventory.......................    7,938      7,941
                   Average.................................    7,894      8,206

The decline in the size of the average container fleet of 4% from the nine-month period ended September 30, 1996 to the equivalent period in 1997 was primarily due to the sale of certain Equipment. Although sales proceeds were used to purchase new Equipment, fewer units were bought than sold, resulting in a net decrease in the size of the Equipment fleet. Since the Fund is now in its ninth year of operations, an increasing portion of its fleet may be sold in future years, and the sales proceeds are not likely to be sufficient to replace all of the Equipment sold. Therefore, the decline in the size of the fleet is likely to continue, even though the Partnership is still reinvesting funds in new Equipment. The decline in the container fleet contributed to an overall decline in rental income from the nine- and three-month periods ended September 30, 1996 to the equivalent period in 1997.

In addition to fleet size, rental income and direct container expenses are affected by lease utilization percentages for the Equipment which averaged 79% and 82% during the nine-month periods ended September 30, 1997 and 1996, respectively. In addition, rental income is affected by daily rental rates, which declined.

The following is a comparative analysis of the results of operations for the nine-month periods ended September 30, 1997 and 1996.

The Partnership's income from operations for the nine-month periods ended September 30, 1997 and 1996 was $1,172 and $1,587, respectively, on rental income of $3,596 and $4,135, respectively. The decrease in rental income of $539, or 13%, from the nine-month period ended September 30, 1996 to the same period in 1997 was primarily attributable to income from container rentals, the major component of total revenue, which decreased by $521, or 14%. As noted above, income from container rentals is largely dependent upon three factors: equipment available for lease (average inventory), average on-hire (utilization) percentage, and average daily rental rates. Average inventory decreased 4%, average on-hire utilization decreased 4% and average daily rental rates decreased 7% from the nine-month period ended September 30, 1996 to the comparable period in 1997.

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

During the second and third quarters there was an improvement in utilization for the total fleet managed by TEM for affiliates and other unrelated third parties, however lease rates declined and leasing incentives remained high due to high levels of off-lease inventory in low demand locations. The General Partners do not foresee material changes in current market conditions and caution that both utilization and lease rates could decline further, and leasing incentives could remain high, adversely affecting the Partnership's results.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's containers under short-term operating leases. There were five direct financing leases at September 30, 1997.

The balance of rental income consists of other lease-related items, primarily income for handling and returning containers, income from charges to lessees for a damage protection plan (DPP), and income from charges to the lessees for pick-up of containers from prime locations less credits granted to lessees for leasing containers from surplus locations (location income). For the nine-month period ended September 30, 1997, the total of these other rental income items was $382, a decrease of $18, or 4%, compared to the equivalent period in 1996. The primary component of this net decrease was a decrease in location income of $53 offset by an increase in handling income of $41. This decline in location income is mainly due to lower demand, which required an increase in credits to lessees for picking up units from surplus locations. Handling income increased due to an increase in container movement, partially offset by lower average handling charges to lessees from the nine-month period ended September 30, 1996 to the comparable period in 1997.

Direct container expenses decreased by $88, or 12% from the nine-month periods ended September 30, 1996 to the same period in 1997. The primary components of this decrease were decreases in DPP costs of $62 and maintenance and repair costs of $52, offset by an increase in storage expenses of $31. DPP and maintenance and repair expenses decreased due to a lower per container repair cost as well as fewer containers needing repairs. Storage expense increased as a result of lower utilization rates in the nine-month period ended September 30, 1997 compared to the same period in 1996.

Bad debt expense decreased by $9 or 22% from the nine-month period ended September 30, 1997 to the same period in 1996, primarily due to lower reserve requirements.

Depreciation expense increased $19 or 2% from the nine month period ended September 30, 1996 to the comparable period in 1997 despite a 4% decrease in fleet size. The increase is primarily due to a charge to depreciation expense of $33 to write down the value of refrigerated containers to their estimated fair value.

Management fees to affiliates decreased by $37, or 13%, from the nine-month period ended September 30, 1996 to the equivalent period in 1997 due to a decline in Equipment management fees. Equipment management fees, which are based primarily on gross revenue, decreased as a result of the decrease in rental income and were approximately 7% of gross revenue for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distribution percentage and partners' capital, remained constant at $93 and $92 for the nine months ended September 30, 1997 and 1996, respectively.

General and administrative costs to affiliates decreased by $17, or 7%, in the nine-month period ended September 30, 1997 compared to the same period in 1996. The decrease was primarily the result of a decline in overhead costs allocable from TEM and TFS.

Other income was $181 for the nine months ended September 30, 1997, representing a decrease of $169, or 48%, from the equivalent period in 1996. The decrease was attributable to a $200 decrease in gain on sale of Equipment, offset by a $31 increase in net interest income.

Net earnings per limited partnership unit decreased from $1.30 to $0.90 from the nine-month period ended September 30, 1996 to the same period in 1997, reflecting the decrease in net earnings from $1,914 to $1,330 for the respective periods.

The following is a comparative analysis of the results of operations for the three-month periods ended September 30, 1997 and 1996.

The Partnership's income from operations for the three-month periods ended September 30, 1997 and 1996 was $463 and $622, respectively, on rental income of $1,208 and $1,286, respectively. The decrease in rental income of $78, or 6%, from the three-month period ended September 30, 1996 to the same period in 1997, was primarily attributable to a decrease in income from container rentals which decreased by $109, or 9%. This decline was primarily due to decreases in average daily rental rates of 8% and average inventory of 3%.

The balance of other rental income items comprising total income for the three-month period ending September 30, 1997 was $130, an increase of $31 compared to the equivalent period in 1996. The increase in other rental income was primarily due to increased handling income of $20 which increased due to increased container movement, offset slightly by lower average charges to lessees for the three months ended September 30, 1997 compared to the same period in 1996.

Direct container expenses increased $18, or 9%, for the three-month period ended September 30, 1997 compared to the same period in 1996. The primary components of this increase were increases in repositioning and handling expenses offset by a decrease in maintenance expense. Repositioning expense increased due to an increased number of containers being transported from surplus locations to higher demand locations at a higher per container cost. Handling expense increased as a result of an increase in container movement and a higher average cost per container. Maintenance expense decreased due to a decrease in the average repair cost per container.

Bad debt expense decreased by $14, or 78%, for the three-month period ended September 30, 1997 from the same period in 1996, due to lower reserve requirements.

Depreciation expense remained fairly constant for the three-month periods ending September 30, 1997 and 1996.

Management fees to affiliates decreased by $4, or 3%, from the three-month period ended September 30, 1996 to the equivalent period in 1997, due to a decline in Equipment management fees which resulted from the decrease in rental income.

General and administrative costs to affiliates decreased $5, or 7%, between the three-month period ending September 30, 1997 and the equivalent period in 1996, due to a decline in overhead costs allocated from TFS and TEM.

Other income was $55 for the three months ended September 30, 1997, representing a decrease of $75, or 58%, over the equivalent period in 1996. The decrease was attributable to a $81 decrease in gain on sale of Equipment offset by a $6 increase in interest income.

Net earnings per limited partnership unit decreased from $0.42 to $0.31 from the three-month period ended September 30, 1996 to the same period in 1997, reflecting the decrease in net earnings from $614 to $455 for the respective periods.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep the Equipment under lease at profitable rates, rather than the geographic location of the Equipment or the domicile of the lessees. The Equipment is generally operated on the international high seas rather than on domestic waterways. The Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of September 30, 1997 which would result in such risk materializing.

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


                                     TCC EQUIPMENT INCOME FUND
                                     A California Limited Partnership

                                     By Textainer Financial Services Corporation
                                     The Managing General Partner



                                     By ________________________
                                         John R. Rhodes
                                         Executive Vice President


Date:  November 13, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________                 Executive Vice President,                      November 13, 1997
John R. Rhodes                           (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 November 13, 1997
James E. Hoelter                         Officer) and Director




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


Date:  November 13, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                             Date


/s/John R. Rhodes                        Executive Vice President,                      November 13, 1997
-------------------------                (Principal Financial and
John R. Rhodes                           Accounting Officer) and
                                         Secretary



/s/James E. Hoelter                      President (Principal Executive                 November 13, 1997
-----------------------                  Officer) and Director
James E. Hoelter
