Form 10-Q
period 1998-03-31
TCC EQUIPMENT INCOME FUND
filed 1998-05-15
CIK 820083

.


                    TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


May 14, 1998


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of TCC Equipment Income Fund (the "Company") the Company's Quarterly Report on Form 10-Q for the First Quarter ended March 31, 1998.

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


                  For the quarterly period ended March 31, 1998


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

                      Quarterly Report on Form 10Q for the
                          Quarter Ended March 31, 1998

                                Table of Contents


                                                                                                               Page

Item 1.   Financial Statements

          Balance Sheets - March 31, 1998 (unaudited) and December 31, 1997.................................    3


          Statements of Earnings for the three months
          ended March 31, 1998 and 1997 (unaudited).........................................................    4


          Statements of Partners' Capital for the three months
          ended March 31, 1998 and 1997 (unaudited).........................................................    5


          Statements of Cash Flows for the three months
          ended March 31, 1998 and 1997 (unaudited).........................................................    6


          Notes to Financial Statements (unaudited).........................................................    8


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................................................   12





                                       TCC EQUIPMENT INCOME FUND
                                   (a California Limited Partnership)

                                             Balance Sheets

                                  March 31, 1998 and December 31, 1997
                                         (Amounts in thousands)


                                                                             1998               1997
                                                                        -------------       -------------
                                                                          (unaudited)
Assets
Container rental equipment, net of accumulated
   depreciation of $9,737 (1997:  $9,854)                                   $ 15,241            $ 15,874
Cash                                                                           1,776               1,166
Net investment in direct financing leases (note 9)                                49                 129
Accounts receivable, net of allowance for doubtful
   accounts of $189 (1997:  $635) (note 10)                                    1,351               1,342
Due from affiliates, net (note 7)                                                  -                   8
Prepaid expenses                                                                  41                  41
                                                                        -------------       -------------

                                                                            $ 18,458            $ 18,560
                                                                        =============       =============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                            $ 133               $ 130
   Accrued liabilities                                                            10                   7
   Accrued recovery costs (note 2)                                                 9                  28
   Accrued damage protection plan costs (note 3)                                  98                 101
   Accrued maintenance and repair costs (note 4)                                  16                  47
   Warranty claims (note 5)                                                      180                 196
   Due to affiliates, net (note 7)                                               146                   -
                                                                        -------------       -------------

       Total liabilities                                                         592                 509
                                                                        -------------       -------------

Partners' capital:
   General partners                                                              (36)                (36)
   Limited partners                                                           17,902              18,087
                                                                        -------------       -------------

       Total partners' capital                                                17,866              18,051
                                                                        -------------       -------------


                                                                            $ 18,458            $ 18,560
                                                                        =============       =============


See accompanying notes to financial statements



                            TCC EQUIPMENT INCOME FUND
                       (a California Limited Partnership)

                             Statements of Earnings

                  For the three months ended March 31, 1998 and
               1997 (Amounts in thousands except for unit and per
                                  unit amounts)
                                   (unaudited)


                                                                             1998                       1997
                                                                      -------------------        -------------------
Rental income                                                                 $    1,173                $     1,207
                                                                      -------------------        -------------------

Costs and expenses:
   Direct container expenses                                                         246                        184
   Bad debt (benefit) provision                                                      (14)                        11
   Depreciation                                                                      336                        363
   Professional fees                                                                   6                          7
   Management fees to affiliates (note 7)                                             86                        116
   General and administrative costs to affiliates (note 7)                            74                         79
   Other general and administrative costs                                             14                         14
                                                                      -------------------        -------------------

                                                                                     748                        774
                                                                      -------------------        -------------------

   Income from operations                                                            425                        433
                                                                      -------------------        -------------------

Other income:
   Interest income                                                                    18                         14
   Gain on sale of containers  (note 11)                                             116                         78
                                                                      -------------------        -------------------

                                                                                     134                         92
                                                                      -------------------        -------------------

    Net earnings                                                              $      559                $       525
                                                                      ===================        ===================

Allocation of net earnings (note 7):
   General partners                                                           $        8                $         8
   Limited partners                                                                  551                        517
                                                                      -------------------        -------------------

                                                                              $      559                $       525
                                                                      ===================        ===================
Limited partners' per unit share
   of net earnings                                                            $     0.37                $      0.35
                                                                      ===================        ===================

Limited partners' per unit share
   of distributions                                                           $     0.50                $      0.50
                                                                      ===================        ===================

Weighted average number of limited
   partnership units outstanding                                               1,471,779                  1,471,779
                                                                      ===================        ===================



See accompanying notes to financial statements


                            TCC EQUIPMENT INCOME FUND
                       (a California Limited Partnership)

                         Statements of Partners' Capital

               For the three months ended March 31, 1998 and 1997
                             (Amounts in thousands)
                                   (unaudited)


                                                                Partners' Capital
                                             --------------------------------------------------------
                                               General              Limited               Total
                                             -------------       ---------------      ---------------
Balances at January 1, 1997                         $ (36)             $ 19,248             $ 19,212

Distributions                                          (8)                 (736)                (744)

Net earnings                                            8                   517                  525
                                             -------------       ---------------      ---------------

Balances at March 31, 1997                          $ (36)             $ 19,029             $ 18,993
                                             =============       ===============      ===============

Balances at January 1, 1998                         $ (36)             $ 18,087             $ 18,051

Distributions                                          (8)                 (736)                (744)

Net earnings                                            8                   551                  559
                                             -------------       ---------------      ---------------

Balances at March 31, 1998                          $ (36)             $ 17,902             $ 17,866
                                             =============       ===============      ===============





See accompanying notes to financial statements


                            TCC EQUIPMENT INCOME FUND
                       (a California Limited Partnership)

                            Statements of Cash Flows

               For the three months ended March 31, 1998 and 1997
                             (Amounts in thousands)
                                   (unaudited)


                                                                                1998                 1997
                                                                            --------------       --------------
Cash flows from operating activities:
      Net earnings                                                                  $ 559                $ 525
      Adjustments to reconcile net earnings to
        net cash provided by operating activities:
         Depreciation                                                                 336                  363
         Decrease in allowance for doubtful accounts, excluding
            write-off (note 10)                                                       (55)                  (4)
         Gain on sale of containers (note 11)                                        (116)                 (78)
         Changes in assets and liabilities:
             Decrease (increase) in accounts receivable, excluding
                write-off (note 10)                                                    46                   (4)
             Proceeds from principal payments of
                direct financing leases                                                91                   65
             Increase in due to affiliates, net                                        98                  967
             Decrease in prepaid expenses                                               -                    4
             Increase (decrease) in accounts payable and
                accrued liabilities                                                     6                  (15)
             (Decrease) increase in accrued recovery costs                            (19)                   2
             Decrease in accrued damage protection plan costs                          (3)                 (10)
             Decrease in maintenance and repair costs                                 (31)                 (11)
             Decrease in warranty claim                                               (16)                 (16)
                                                                            --------------       --------------


                Net cash provided by operating activities                             896                1,788
                                                                            --------------       --------------

Cash flows from investing activities:
      Proceeds from sale of containers                                                470                  377
      Container purchases                                                             (12)                (954)
                                                                            --------------       --------------

                Net cash provided by (used in) investing activities                   458                 (577)
                                                                            --------------       --------------

Cash flows from financing activities:
      Distributions to partners                                                      (744)                (744)
                                                                            --------------       --------------

                Net cash used in financing activities                                (744)                (744)
                                                                            --------------       --------------

Net increase in cash                                                                  610                  467

Cash at beginning of period                                                         1,166                1,253
                                                                            --------------       --------------

Cash at end of period                                                             $ 1,776              $ 1,720
                                                                            ==============       ==============



See accompanying notes to financial statements



                            TCC EQUIPMENT INCOME FUND
                       (a California Limited Partnership)


                       Statements Of Cash Flows--Continued

               For the three months ended March 31, 1998 and 1997
                             (Amounts in thousands)
                                   (unaudited)

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received as of March 31, 1998 and 1997, and December 31, 1997 and 1996, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the three-month periods ended March 31, 1998 and 1997.

                                                                Mar. 31       Dec. 31          Mar. 31       Dec. 31
                                                                   1998          1997             1997          1996
                                                            -----------    -----------    ------------     ----------
Container purchases included in:
     Due to affiliates..............................         $        -    $       12      $        10      $      1
     Container purchases payable....................                  -             -              377           269

Distributions to partners included in:
     Due to affiliates..............................                  2             2                2             2

Proceeds from sale of containers included in:
     Due from affiliates............................                228           296              313           327

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the three-month periods ended March 31, 1998 and 1997.

                                                                                                 1998            1997
                                                                                                 ----            ----

Container purchases recorded......................................................           $      -       $  1,071
Container purchases paid..........................................................                 12            954

Distributions to partners declared................................................                744            744
Distributions to partners paid....................................................                744            744

Proceeds from sale of containers recorded.........................................                402            363
Proceeds from sale of containers received.........................................                470            377


See accompanying notes to financial statements





                            TCC EQUIPMENT INCOME FUND
                       (a California Limited Partnership)

                          Notes To Financial Statements

               For the three months ended March 31, 1998 and 1997
               (Amounts in thousands except for per unit amounts)
                                   (unaudited)


Note 1.   General

      TCC Equipment Income Fund (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1987. The Partnership owns and leases a fleet of intermodal marine cargo containers which are leased to international shipping lines.

      The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 1998 and December 31, 1997, and the results of its operations, changes in partners' capital and cash flows for the three-month periods ended March 31, 1998 and 1997, have been made.

      The financial information presented herein should be read in conjunction with the audited financial statements and other accompanying Notes included in the Partnership's annual audited financial statements as of December 31, 1997 in the Annual Report filed on Form 10K.

      Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 2.   Recovery Costs

      The Partnership accrues an estimate for recovery costs as a result of defaults under its leases that it expects to incur, which are in excess of estimated insurance proceeds. At March 31, 1998 and December 31, 1997, the amounts accrued were $9 and $28, respectively.

Note 3.   Damage Protection Plan

      The Partnership offers a Damage Protection Plan (DPP) to lessees of its containers. Under the terms of DPP, the Partnership earns additional revenues on a daily basis and, in return, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the Partnership's obligation for estimated future repair costs. DPP expenses are included in direct container expenses in the Statements of Earnings, and at March 31, 1998 and December 31, 1997, the related reserve was $98 and $101, respectively.

Note 4.   Maintenance and Repair

      The Partnership accrues maintenance and repair costs on damaged containers in depots. At March 31, 1998 and December 31, 1997, the amount accrued was $16 and $47, respectively.

Note 5.   Warranty Claims

      During 1992 and 1995, the Partnership settled warranty claims against an equipment manufacturer relating to certain containers. The Partnership is amortizing the settlement amounts over the remaining estimated useful life of these containers (seven years), reducing maintenance and repair costs over that time. At March 31, 1998 and December 31, 1997, the unamortized portion of the settlement amount was equal to $180 and $196, respectively.

Note 6.   Acquisition of Containers

      Primarily because the Partnership is now in its tenth full year of operations, the Partnership will no longer purchase additional containers effective January 1, 1998. During the three-month period ended March 31, 1997, the Partnership purchased containers with a cost of $1,071.

Note 7.   Transactions with Affiliates

      Textainer Financial Services Corporation (TFS) is the managing general partner of the Partnership. TFS is a wholly-owned subsidiary of Textainer Capital Corporation (TCC). Textainer Equipment Management Limited (TEM) and Textainer Limited (TL) are associate general partners of the Partnership. The managing general partner and the associate general partners are collectively referred to as the General Partners. The General Partners also act in this capacity for other limited partnerships. Textainer Acquisition Services Limited (TAS) is an affiliate of the General Partners which performs services relative to the acquisition of containers outside the United States on behalf of the Partnership. TCC, TEM, TL and TAS are subsidiaries of Textainer Group Holdings Limited
      (TGH). The General Partners manage and control the affairs of the Partnership.

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

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners, or TAS, an incentive management fee, an acquisition fee, an equipment management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $31 of incentive management fees during both the three-month periods ended March 31, 1998 and 1997. There were no equipment acquisition fees incurred during the three-month period ended March 31, 1998. The
      Partnership capitalized $46 of equipment acquisition fees as part of container costs during the three-month period ended March 31, 1997. No equipment liquidation fees were incurred during either period.

      The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due to affiliates, net at March 31, 1998 and due from affiliates, net at December 31,1997.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. For the three-month periods ended March 31, 1998 and 1997, these fees totaled $55 and $85, respectively. The Partnership's container fleet is leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the container fleet is are leased under operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. Total general and administrative costs allocated to the Partnership were $74 and $79 for the three-month periods ended March 31, 1998 and 1997, respectively, of which $35 and $41 were for salaries.

      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TFS. General and administrative costs allocated to the Partnership by TEM were $67 and $69 for the three-month periods ended March 31, 1998 and 1997, respectively. TFS allocated $7 and $10 of general and administrative costs to the Partnership during the same periods.

      The General Partners or TAS may acquire containers in their own name and hold title on a temporary basis for the purpose of facilitating the acquisition of such containers for the Partnership. The containers may then be resold to the Partnership on an all-cash basis at a price equal to the actual cost, as defined in the Partnership Agreement. In addition, the General Partners or TAS are entitled to an acquisition fee for any containers resold to the Partnership.

      At March 31, 1998 and December 31, 1997, due (to) from affiliates, net is comprised of:

                                                            1998            1997
                                                            ----            ----
      Due from affiliates:
       Due from TEM...................................    $    -         $    38
                                                          ------          ------

      Due to affiliates:
       Due to TEM.....................................       122               -
       Due to TCC.....................................        12               4
       Due to TAS.....................................         -              13
       Due to TFS.....................................        12              13
                                                          ------          ------
                                                             146              30
                                                          ------          ------

      Due (to) from affiliates, net                       $ (146)        $     8
                                                           =====          ======

      These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and remittance of expenses and fees described above or in the accrual and remittance of net rental revenues from TEM.

      It is the policy of the Partnership and the General Partners to charge interest on amounts due to the General Partners which are outstanding for more than one month, to the extent such balances relate to loans for container purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. There was no interest expense incurred on amounts due to the General Partners for the three-month periods ended March 31, 1998 and 1997.

Note 8.   Rentals Under Operating Leases

      The following are the future minimum rent receivables under cancelable long-term operating leases at March 31, 1998. Although the leases are generally cancelable at the end of each twelve-month period with a penalty, the following schedule assumes that the leases will not be terminated.

              Year ending March 31:

              1999.............................................           $  207
              2000.............................................               14
              2001.............................................                5
                                                                            ----

              Total minimum future rentals receivable..........           $  226
                                                                            ====

Note 9.   Direct Financing Leases

      The components of the net investment in direct financing leases at March 31, 1998 and December 31, 1997 are as follows:

                                                              1998         1997
                                                              ----         ----

      Future minimum lease payments receivable............    $ 56        $ 135
      Residual value......................................       2            2
      Less:  unearned income..............................      (9)          (8)
                                                              ----        -----

      Net investment in direct financing leases...........    $ 49        $ 129
                                                              ====        =====

      The following is a schedule by year of minimum lease payments receivable under the three direct financing leases as of March 31, 1998:

            Year ending March 31:

            1999...............................................           $  47
            2000...............................................               6
            2001...............................................               3
                                                                           ----

            Total minimum lease payments receivable............           $  56
                                                                           ====

      Rental income for the three-month periods ended March 31, 1998 and 1997 includes $5 and $28, respectively, of income from direct financing leases.

Note 10.   Accounts Receivable Write-Off

      During the three-month period ending March 31, 1998, the Partnership wrote-off $391 of delinquent receivables from two lessees against which reserves were recorded in 1994 and 1995.

Note 11.   Insurance Proceeds

      In February 1998, the Partnership wrote-off 15 containers held by a lessee that were deemed unrecoverable. These containers had a net book value of $117 for which the Partnership received insurance proceeds of $145 resulting in a gain of $28.

Note 12.   Redemptions

      The Partnership did not redeem any units during the three-month periods ended March 31, 1998 or 1997. The total number of units redeemed since inception of the redemption program is 2,775, at a total cost of $23, representing an average redemption price of $8.31 per unit. The redemption price is fixed by formula.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           (Amounts in thousands except for unit and per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three-month periods ended March 31, 1998 and 1997. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From October 1987 until October 1989, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $1,000 on April 8, 1988, and on October 26, 1989, the Partnership's offering of limited partnership interests was closed at $29,491.

From time to time, the Partnership redeems units from limited partners for a specified redemption value which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the managing general partner's discretion. All redemptions are subject to the managing general partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the three-month period ended March 31, 1998, the Partnership did not redeem any units.

The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

During the three-month period ended March 31, 1998, the Partnership declared cash distributions to limited partners pertaining to the fourth quarter of 1997, in the amount of $736. These distributions represent a return of 10% on original capital (measured on an annualized basis) on each unit. On a cash basis, all of these distributions were from operations. On a GAAP basis, $185 of these distributions were a return of capital and the balance was from net income.

Net cash provided by operating activities for the three-month periods ending March 31, 1998 and 1997, was $896 and $1,788, respectively. The decrease of $892, or 50%, is primarily attributable to an increase in due to affiliates, net resulting from timing differences in payment of expenses and fees and or in remittance of net rental revenues.

For the three-month period ending March 31, 1998, net cash provided by investing activities (the purchase and sale of containers) was $458 compared to net cash used in investing activities of $577 for the comparable period in 1997. Net cash provided by investing activities increased $1,035 primarily due to the fact that the Partnership is no longer purchasing containers. The General Partners have determined that it is in the best interest of the Partnership to no longer purchase additional containers, as the Partnership is now in its ninth full year of operations. The Partnership intends to use the anticipated cash from sales proceeds to redeem limited partnership units and or make special cash distributions.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the three-month periods ended March 31, 1998 and 1997, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                               1998        1997

                   Opening container fleet.................    7,887      7,849
                   Closing container fleet.................    7,626      7,983
                   Average container fleet.................    7,757      7,916

The decline in the average container fleet of 2% from the three months ended March 31, 1997 to the equivalent period in 1998 resulted from the Partnership having sold more containers than it purchased since March 31, 1997. Average fleet size will continue to decline as the Partnership sells containers that have reached the end of their useful lives since, as noted above, the Partnership does not plan to invest sales proceeds in additional containers. The decline in the container fleet has contributed to an overall decline in rental income from the three-month period ending March 31, 1997 to the equivalent period in 1998 and will likely continue to do so in future years.

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 81% and 78% on average during the three-month periods ended March 31, 1998 and 1997, respectively. In addition, rental income is affected by daily rental rates and leasing incentives.

The following is a comparative analysis of the results of operations for the three-month periods ended March 31, 1998 and 1997.

The Partnership's income from operations for the three-month periods ending March 31, 1998 and 1997 was $425 and $433, respectively, on rental income of $1,173 and $1,207, respectively. The decrease in rental income of $34, or 3%, from the three-month period ended March 31, 1997 to the comparable period in 1998 was primarily attributable to a decrease in income from container rentals, the major component of total revenue, which decreased $94, or 9%. This decrease was primarily due to the decrease in average rental rates of 6% and the decrease in the average container fleet of 2%, and was offset by the increase in average on-hire (utilization) percentage of 4% and the decrease in leasing incentives of 14%.

Container utilization and rental rates declined during 1996 and 1997 primarily due to decreased demand for leased containers and increased competition. The decrease in demand for leased containers resulted from changes in the business of shipping line customers consisting primarily of (i) over-capacity resulting from the 1995 and 1996 additions of new, larger ships to the existing container ship fleet at a rate in excess of the growth rate in containerized cargo trade;
(ii) shipping line alliances and other operational consolidations that have allowed shipping lines to operate with fewer containers; and (iii) shipping lines reducing their ratio of leased versus owned containers by purchasing containers. This decreased demand, along with the entry of new leasing company competitors offering low container rental rates to shipping lines, resulted in downward pressure on rental rates, and caused leasing companies to offer higher leasing incentives and other discounts to shipping lines. Rental rates were also adversely affected by a drop in the purchase price of new containers which resulted in additional downward pressure on rental rates.

Utilization increased during the second and third quarters of 1997 and began declining again during the fourth quarter of 1997 and into the first quarter of 1998. Despite these declines, utilization for the first quarter of 1998 was greater than the average first quarter 1997 utilization and greater than the average utilization for the year ended December 31, 1997. Rental rates stabilized during the later half of the first quarter of 1998 and, overall, were comparable to fourth quarter 1997 rental rates. Leasing incentives reached a high during mid-1997, began declining during the second half of 1997, and have stabilized during the first quarter of 1998. The improvement in utilization and the stabilization in rental rates and leasing incentives are primarily due to increased demand in Asia. The weakening of many Asian currencies resulted in a significant increase in exports which has created a strong demand for containers in Asia. The General Partners believe that market conditions have stabilized and may be slowly improving; however, for the near term, the General Partners do not foresee any material changes in existing market conditions and caution that both utilization and lease rates could decline again, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's containers under short-term operating leases. At March 31, 1998 and 1997, there were 121 and 108 containers under direct financing leases, respectively.

The balance of other rental income consists of other lease-related items, primarily income from charges to lessees for picking up containers from surplus locations less credits granted to lessees for leasing containers from less desirable locations (location income), income for handling and returning containers and income from charges to lessees for a Damage Protection Plan
(DPP). For the three months ended March 31, 1998, the total of these other rental income items was $178, an increase of $60 from the equivalent period in 1997. The primary component of this increase was an increase in location income of $69. Location income increased due to the inclusion of certain credits received during 1997 and 1998 which had been previously applied against repositioning expense and also due to an increase in the average drop-off charge per container and a decrease in credits given to lessees to pick up containers from certain locations.

Direct container expenses increased $62, or 34%, for the three-month period ending March 31, 1998 compared to the equivalent period in 1997. The increase was primarily due to an increase in repositioning expense of $71, which increased due to the removal of certain credits from repositioning costs to other rental income as discussed above and due to a greater number of containers being transported from surplus locations to demand locations.

Bad debt expense decreased from an expense of $11 for the three months ended March 31, 1997 to a benefit of $14 for the comparable period ending March 31, 1998. The benefit recorded in 1998 was primarily due to the Partnership writing off certain receivables that had reserves in excess of the receivable.

Depreciation expense decreased $27, or 7%, between the three-month period ended March 31, 1998 and 1997 primarily due to the smaller average fleet size and due to certain containers acquired used, which have now been fully depreciated.

Management fees to affiliates decreased $30, or 26%, from the three-month period ended March 31, 1997 to the comparable period ending in 1998, due to an adjustment made to reduce fees resulting from the write-off of receivables for two lessees and due to the decrease in rental income upon which equipment fees are based.

General and administrative costs to affiliates decreased $5, or 6%, from the three-month period ended March 31, 1997 to the comparable period ending in 1998 due to a decrease in overhead costs allocated by TFS and TEM.

Other income increased $42, or 46%, primarily due to an increase in gain on sale of containers of $38 between the three-month periods ending March 31, 1998 and 1997. Gain on sale of containers increased primarily due the write-off of certain containers held by a lessee that were deemed unrecoverable for which the Partnership received insurance proceeds for these containers in excess of net book value.

Net earnings per limited partnership unit increased from $0.35 to $0.37 from the three-month period ending March 31, 1997 compared to the same period in 1998, reflecting the increase in limited partner net earnings from $517 to $551, respectively.

Many computer systems may experience difficulty processing dates beyond the year 1999 and, as such, some computer hardware and software will need to be modified prior to the year 2000 to remain functional. Certain of the Partnership's and General Partner's core internal systems that have recently been implemented are year 2000 compliant. The remaining core internal systems are scheduled to be revised to be year 2000 compliant by the end of 1998. Based on its initial evaluation, the Partnership and the General Partners do not believe that the cost of remedial actions relating to these systems will have a material adverse effect on the Partnership's results of operations and financial condition. Additionally, the Partnership and the General Partners are also completing a preliminary assessment of year 2000 issues not related to its core systems, including issues surrounding systems that interface with external third parties.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of March 31, 1998 which would result in such a risk materializing.

Other risks of the Partnership's leasing operations include competition, the cost of repositioning containers after they come off-lease, the risk of an uninsured loss, increases in maintenance expenses or other costs of operating the containers, and the effect of world trade, industry trends and/or general business and economic cycles on the Partnership's operations. See "Risk Factors" in the Partnership's Prospectus, as supplemented, for additional information on risks of Partnership's business.

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


Date:  May 14, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________                 Executive Vice President,                      May 14, 1998
John R. Rhodes                           (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 May 14, 1998
Philip K. Brewer                         Officer)



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


                                     TCC EQUIPMENT INCOME FUND
                                     A California Limited Partnership

                                     By Textainer Financial Services Corporation
                                     The Managing General Partner



                                     By /s/John R. Rhodes
                                        _______________________________
                                        John R. Rhodes
                                        Executive Vice President


Date:  May 14, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                             Date




/s/John R. Rhodes                        Executive Vice President,                      May 14, 1998
________________________                 (Principal Financial and
John R. Rhodes                           Accounting Officer) and
                                         Secretary



/s/Philip K. Brewer                      President (Principal Executive                 May 14, 1998
________________________                 Officer)
Philip K. Brewer
