Form 10-Q
period 1998-09-30
TCC EQUIPMENT INCOME FUND
filed 1998-11-12
CIK 820083

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


November 11, 1998


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of TCC Equipment Income Fund (the "Company") the Company's Quarterly Report on Form 10-Q for the Third Quarter ended September 30, 1998.

This filing is being effected by direct transmission to the Commission's EDGAR System.

Sincerely,

Nadine Forsman
Controller

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549



                                    FORM 10-Q



                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1998


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

Quarterly Report on Form 10-Q for the
Quarter Ended September 30, 1998

Table of Contents
----------------------------------------------------------------------------------------------------------


                                                                                                       Page

Item 1.   Financial Statements

          Balance Sheets - September 30, 1998 (unaudited) and December 31, 1997........................   3


          Statements of Earnings for the three and nine months
          ended September 30, 1998 and 1997 (unaudited).................................................  4


          Statements of Partners' Capital for the nine months
          ended September 30, 1998 and 1997 (unaudited).................................................  5


          Statements of Cash Flows for the nine months
          ended September 30, 1998 and 1997 (unaudited).................................................  6


          Notes to Financial Statements (unaudited).....................................................  8


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................................................... 14


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Balance Sheets

September 30, 1998 and December 31, 1997
(Amounts in thousands)
----------------------------------------------------------------------------------------------------
                                                                       1998                1997
                                                                   -------------       -------------
                                                                    (unaudited)
Assets
Container rental equipment, net of accumulated
   depreciation of $9,373 (1997:  $9,854)                        $       13,950      $       15,874
Cash                                                                      2,471               1,166
Net investment in direct financing leases  (note 9)                          17                 129
Accounts receivable, net of allowance for doubtful
   accounts of $166 (1997:  $635) (note 10)                                 998               1,342
Due from affiliates, net (note 7)                                           178                   8
Prepaid expenses                                                              4                  41
                                                                   -------------       -------------
                                                                 $       17,618      $       18,560
                                                                   =============       =============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                              $          117      $          130
   Accrued liabilities                                                       39                   7
   Accrued recovery costs (note 2)                                           19                  28
   Accrued damage protection plan costs (note 3)                             97                 101
   Accrued maintenance and repair costs (note 4)                             28                  47
   Warranty claims (note 5)                                                 148                 196
                                                                   -------------       -------------
       Total liabilities                                                    448                 509
                                                                   -------------       -------------

Partners' capital:
   General partners                                                         (36)                (36)
   Limited partners                                                      17,206              18,087
                                                                   -------------       -------------
       Total partners' capital                                           17,170              18,051
                                                                   -------------       -------------
                                                                 $       17,618      $       18,560
                                                                   =============       =============


See accompanying notes to financial statements


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Earnings

For the three and nine months  ended  September  30,  1998 and 1997
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                              Three months        Three months        Nine months        Nine months
                                                                     Ended               Ended              Ended              Ended
                                                            Sept. 30, 1998      Sept. 30, 1997     Sept. 30, 1998     Sept. 30, 1997
                                                          ----------------    ----------------    ---------------    ---------------
Rental income                                             $          1,088    $          1,208    $         3,361    $         3,596
                                                          ----------------    ----------------    ---------------    ---------------

Costs and expenses:
   Direct container expenses                                           221                 226                685                633
   Bad debt  expense (benefit)                                          10                   4                (36)                32
   Depreciation                                                        319                 360                984              1,112
   Professional fees                                                     9                  10                 25                 31
   Management fees to affiliates (note 7)                              107                 118                303                349
   General and administrative costs to affiliates (note 7)              54                  64                190                221
   Other general and administrative costs                               12                  18                 38                 46
                                                          ----------------    ----------------    --------------     ---------------
                                                                       732                 800              2,189              2,424
                                                          ----------------    ----------------    ---------------    ---------------
   Income from operations                                              356                 408              1,172              1,172
                                                          ----------------    ----------------    ---------------    ---------------

Other income:
   Interest income                                                      29                  11                 71                 40
   (Loss) gain on sale of containers                                    (2)                 44                136                141
                                                          ----------------    ----------------    ---------------    ---------------
                                                                        27                  55                207                181
                                                          ----------------    ----------------    ---------------    ---------------
    Net earnings                                          $            383    $            463    $         1,379    $         1,353
                                                          ================    ================    ===============    ===============

Allocation of net earnings (note 7):
   General partners                                       $              8    $              8    $            23    $            23
   Limited partners                                                    375                 455              1,356              1,330
                                                          ----------------    ----------------    ---------------    ---------------
                                                          $            383    $            463    $         1,379    $         1,353
                                                          ================    ================    ===============    ===============
Limited partners' per unit share
   of net earnings                                        $           0.26    $           0.31    $          0.92    $          0.90
                                                          ================    ================    ===============    ===============
Limited partners' per unit share
   of distributions                                       $           0.50    $           0.50    $          1.50    $          1.50
                                                          ================    ================    ===============    ===============
Weighted average number of limited
   partnership units outstanding                                 1,469,029           1,471,779          1,471,412          1,471,779
                                                          ================    ================    ===============    ===============



See accompanying notes to financial statements


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Partners' Capital

For the nine months ended September 30, 1998 and 1997
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------
                                                                   Partners' Capital
                                                 -----------------------------------------------------
                                                   General              Limited             Total
                                                 -------------       --------------      -------------

Balances at January 1, 1997                    $          (36)     $        19,248     $       19,212

Distributions                                             (23)              (2,208)            (2,231)

Net earnings                                               23                1,330              1,353
                                                 -------------       --------------      -------------

Balances at September 30, 1997                 $          (36)     $        18,370     $       18,334
                                                 =============       ==============      =============

Balances at January 1, 1998                    $          (36)     $        18,087     $       18,051

Distributions                                             (23)              (2,208)            (2,231)

Redemptions (note 11)                                       -                  (29)               (29)

Net earnings                                               23                1,356              1,379
                                                 -------------       --------------      -------------

Balances at September 30, 1998                 $          (36)     $        17,206     $       17,170
                                                 =============       ==============      =============





See accompanying notes to financial statements


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Cash Flows

For the nine months ended September 30, 1998 and 1997
(Amounts in thousands)
(unaudited)
-----------------------------------------------------------------------------------------------------------------
                                                                                    1998                1997
                                                                                --------------      -------------

Cash flows from operating activities:
      Net earnings                                                            $         1,379     $        1,353
      Adjustments to reconcile net earnings to
        net cash provided by operating activities:
          Depreciation                                                                    984              1,112
          Decrease in allowance for doubtful accounts, excluding
             write-off (note 10)                                                          (78)               (11)
          Gain on sale of containers                                                     (136)              (141)
          (Increase) decrease in:
             Accounts receivable, excluding write-off (note 10)                           422                172
             Net investment in direct financing leases                                    125                248
             Due from affiliates, net                                                    (269)             1,006
             Prepaid expenses                                                              37                 10
          Increase (decrease) in:
             Accounts payable and accrued liabilities                                      19                 73
             Accrued recovery costs                                                        (9)                 9
             Accrued damage protection plan costs                                          (4)               (36)
             Maintenance and repair costs                                                 (19)                (9)
             Warranty claims                                                              (48)               (48)
                                                                                --------------      -------------
                Net cash provided by operating activities                               2,403              3,738
                                                                                --------------      -------------

Cash flows from investing activities:
      Proceeds from sale of containers                                                  1,188              1,246
      Container purchases                                                                 (26)            (2,757)
                                                                                --------------      -------------
                Net cash provided by (used in) investing activities                     1,162             (1,511)
                                                                                --------------      -------------

Cash flows from financing activities:
      Redemptions of limited partnership units                                            (29)                 -
      Distributions to partners                                                        (2,231)            (2,231)
                                                                                --------------      -------------
                Net cash used in financing activities                                  (2,260)            (2,231)
                                                                                --------------      -------------

Net increase (decrease) in cash                                                         1,305                 (4)

Cash at beginning of period                                                             1,166              1,253
                                                                                --------------      -------------
Cash at end of period                                                         $         2,471     $        1,249
                                                                                ==============      =============



See accompanying notes to financial statements


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)


Statements Of Cash Flows--Continued

For the nine months ended September 30, 1998 and 1997
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners,  and proceeds  from sale of  containers  which had not been paid or received as of  September  30, 1998 and 1997,  and  December  31, 1997 and 1996,
resulting in  differences  in amounts  recorded and amounts of cash disbursed or received by the  Partnership,  as shown in the  Statements of Cash Flows for the nine-month periods ended September 30, 1998 and 1997.
                                                               Sept. 30        Dec. 31         Sept. 30       Dec. 31
                                                                   1998           1997             1997          1996
                                                             -----------    -----------    -------------    ----------

Container purchases included in:
     Due to affiliates..............................               $  -          $  12             $  -          $  1
     Container purchases payable....................                  -              -              138           269

Distributions to partners included in:
     Due to affiliates..............................                  2              2                2             2

Proceeds from sale of containers included in:
     Due from affiliates............................                185            296              338           327

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 1998 and 1997.

                                                                                                   1998          1997
                                                                                                   ----          ----

Container purchases recorded......................................................               $   14        $2,625
Container purchases paid..........................................................                   26         2,757

Distributions to partners declared................................................                2,231         2,231
Distributions to partners paid....................................................                2,231         2,231

Proceeds from sale of containers recorded.........................................                1,077         1,257
Proceeds from sale of containers received.........................................                1,188         1,246


See accompanying notes to financial statements

TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Notes To Financial Statements

For the three and nine months  ended  September  30,  1998 and 1997
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------


Note 1.   General

      TCC Equipment Income Fund (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1987. The
      Partnership owns a fleet of intermodal marine cargo containers which are leased to international shipping lines.

      The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 1998 and December 31, 1997, and the results of its operations, changes in partners' capital and cash flows for the three- and nine-month periods ended September 30, 1998 and 1997, have been made.

      The financial information presented herein should be read in conjunction with the audited financial statements and other accompanying notes included in the Partnership's annual audited financial statements as of December 31, 1997, in the Annual Report filed on Form 10-K.

      Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      Certain reclassifications of prior year amounts have been made in order to conform to the 1998 financial statement presentation.

Note 2.   Recovery Costs

      The Partnership accrues an estimate for recovery costs as a result of defaults under its leases that it expects to incur, which are in excess of estimated insurance proceeds. At September 30, 1998 and December 31, 1997, the amounts accrued were $19 and $28, respectively.

Note 3.   Damage Protection Plan

      The Partnership offers a Damage Protection Plan (DPP) to lessees of its containers. Under the terms of DPP, the Partnership earns additional revenues on a daily basis and, in return, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the Partnership's obligation for estimated future repair costs. DPP expenses are included in direct container expenses in the Statements of Earnings, and at September 30, 1998 and December 31, 1997, the related reserves were $97 and $101, respectively.

Note 4.   Maintenance and Repair

      The Partnership accrues maintenance and repair costs on damaged containers in depots. At September 30, 1998 and December 31, 1997, the amounts accrued were $28 and $47, respectively.

Note 5.   Warranty Claims

      During 1992 and 1995, the Partnership settled warranty claims against an equipment manufacturer relating to certain containers. The Partnership is amortizing the settlement amounts over the remaining estimated useful life of these containers (seven years), reducing maintenance and repair costs over that time. At September 30, 1998 and December 31, 1997, the unamortized portion of the settlement amount was $148 and $196, respectively.

Note 6.   Acquisition of Containers

      Primarily because the Partnership is now in its ninth full year of operations, effective January 1, 1998, the Partnership is no longer purchasing additional containers (note 12). During the nine-month period ended September 30, 1997, the Partnership purchased containers with a cost of $2,625.

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

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners, or TAS, an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. There were no acquisition fees incurred during the nine-month period ending September 30, 1998. The Partnership capitalized $131 of container acquisition fees as a component of container costs during the nine-month period ended September 30, 1997. The Partnership incurred $31 and $93 of incentive management fees during each of the three- and nine-month periods ended September 30, 1998 and 1997, respectively. No equipment liquidation fees were incurred during these periods.

      The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at September 30, 1998 and December 31, 1997.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. For the three- and nine-month periods ended September 30, 1998, these fees totaled $76 and $210, respectively, and $87 and $256, respectively, for the comparable periods in 1997. The Partnership's container fleet is leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the container fleet is leased under operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. Total general and administrative costs allocated to the Partnership were as follows:

                                 Three months ended            Nine months ended
                                    September 30,                 September 30,
                                    -------------                 -------------
                                   1998       1997               1998      1997
                                   ----       ----               ----      ----

      Salaries                    $  25      $  37              $  79      $122
      Other                          29         27                111        99
                                   ----       ----                ---       ---
      Total general and
       administrative costs       $  54      $  64               $190      $221
                                   ====       ====                ===       ===

      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the
      Partnership:

                                 Three months ended            Nine months ended
                                    September 30,                 September 30,
                                    -------------                 -------------
                                  1998        1997               1998      1997
                                  ----        ----               ----      ----

      TEM                        $  49       $  58               $172      $193
      TFS                            5           6                 18        28
                                  ----        ----                ---       ---
      Total general and
       administrative costs      $  54       $  64               $190      $221
                                  ====        ====                ===       ===

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

      At September 30, 1998 and December 31, 1997, due from affiliates, net is comprised of:

                                                             1998           1997
                                                             ----           ----
      Due from affiliates:
        Due from TEM...................................     $ 194          $  38
                                                             ----           ----

      Due to affiliates:
        Due to TCC.....................................         4              4
        Due to TAS.....................................         -             13
        Due to TFS.....................................        12             13
                                                             ----           ----
                                                               16             30
                                                             ----           ----
      Due from  affiliates,  net                            $ 178          $   8
                                                             ====           ====

      These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and remittance of expenses and fees described above and in the accrual and remittance of net rental revenues from TEM.

      It is the policy of the Partnership and the General Partners to charge interest on amounts due to the General Partners which are outstanding for more than one month, to the extent such balances relate to loans for container purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. There was no interest expense incurred on amounts due to the General Partners for the three- and nine-month periods ended September 30, 1998 and 1997.

Note 8.   Rentals Under Long-Term Operating Leases

      The following are the future minimum rent receivables under cancelable long-term operating leases at September 30, 1998. Although the leases are generally cancelable at the end of each twelve-month period with a penalty, the following schedule assumes that the leases will not be terminated.

             Year ending September 30:

             1999.............................................           $  277
             2000.............................................               39
             2001.............................................               15
                                                                           ----

             Total minimum future rentals receivable..........           $  331
                                                                           ====

Note 9.   Direct Financing Leases

      The components of the net investment in direct financing leases at September 30, 1998 and December 31, 1997 are as follows:

                                                           1998            1997
                                                           ----            ----

      Future minimum lease payments receivable............ $ 20           $ 135
      Residual value......................................    2               2
      Less:  unearned income..............................   (5)             (8)
                                                           ----            ----

      Net investment in direct financing leases........... $ 17           $ 129
                                                           ====            ====

      The following is a schedule by year of minimum lease payments receivable under the eleven direct financing leases as of September 30, 1998:

             Year ending September 30:

             1999...............................................           $  14
             2000...............................................               5
             2001...............................................               1
                                                                            ----

             Total minimum lease payments receivable............           $  20
                                                                            ====

      Rental income for the three- and nine-month periods ended September 30, 1998 includes $2 and $48 of income from direct financing leases and includes $11 and $37, respectively, of income from direct financing leases for the comparable periods in 1997.

Note 10.   Accounts Receivable Write-Off

      During  March  1998,   the   Partnership   wrote-off  $391  of  delinquent
      receivables from two lessees against which reserves were recorded in 1994 and 1995.

Note 11.   Redemptions

      The following redemption offerings were consummated by the Partnership during the nine-month period ended September 30, 1998:

                                                                 Units               Average
                                                                Redeemed        Redemption Price         Amount Paid
                                                                --------        ----------------         -----------

          Inception through December 31, 1997........              2,775             $  8.29                 $ 23

          Quarter ended:
                September 30, 1998...................              2,750              $10.54                   29
                                                                   -----                                     ----


          Partnership to date........................              5,525             $  9.41                 $ 52
                                                                   =====                                     ====


      The redemption price is fixed by formula.

Note 12.   Subsequent Event

      The Partnership is now in its liquidation phase, which may last between two to six or more years depending on whether the containers are sold to investors in one or more large transactions or are sold gradually as they reach the end of their useful marine lives.

      The Partnership anticipates that all excess cash, after regular quarterly distributions, redemptions, and working capital reserves, will be distributed to the general and limited partners in the form of special distributions. The Partnership declared a special distribution to limited partners of $735, which was paid on October 31, 1998.

      The final termination and winding up of the Partnership, as well as payment of final distributions with respect to the Partnership's dissolution, will occur at the end of the liquidation phase when all or substantially all of the Partnership's containers have been sold.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information, which will assist in evaluating the financial condition of the Partnership for the three- and nine-month periods ended September 30, 1998 and 1997. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From October 1987 until October 1989, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $1,000 on April 8, 1988, and on October 26, 1989, the Partnership's offering of limited partnership interests was closed at $29,491.

From time to time, the Partnership redeems units from Limited Partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the managing general partner's discretion. All redemptions are subject to the managing general partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the nine-month period ended September 30, 1998, the Partnership redeemed 2,750 units for a total dollar amount of $29. The Partnership used cash flow from operations to pay for the redeemed units.

The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

During the nine-month period ended September 30, 1998, the Partnership declared cash distributions to limited partners pertaining to the fourth quarter of 1997 through the second quarter of 1998, in the amount of $2,208. These distributions represent a return of 10% on original capital (measured on an annualized basis) on each unit. On a cash basis, all of these distributions were from operations. On a GAAP basis, $852 of these distributions was a return of capital and the balance was from net income.

Net cash provided by operating activities for the nine-month periods ending September 30, 1998 and 1997, was $2,403 and $3,738, respectively. The decrease of $1,335, or 36%, was primarily attributable to the fluctuation in due from affiliates, net which increased $269 in the nine-month period ended September 30, 1998 compared to a decrease of $1,006 in the equivalent period in 1997. Fluctuations in due from affiliates, net result from timing differences in payment of expenses and fees and in the remittance of net rental revenues from TEM.

For the nine-month period ending September 30, 1998, net cash provided by investing activities (the purchase and sale of containers) was $1,162 compared to net cash used in investing activities of $1,511 for the comparable period in 1997. Net cash provided by investing activities increased $2,673 primarily because the Partnership is no longer purchasing containers. Effective January 1, 1998, the General Partners determined that it is in the best interest of the Partnership to no longer purchase containers, as the Partnership was in its ninth full year of operations. The Partnership will sell the containers to investors as discussed below or will continue to sell containers as they reach the end of their useful lives. Additionally, TEM anticipates selling certain older containers in surplus locations where demand is weak, rather than incurring additional storage charges while waiting for market conditions to improve or incurring expensive repositioning costs transporting the containers to demand locations. Market conditions are discussed more fully under "Results of Operations".

The Partnership is now in its liquidation phase, which may last between two to six or more years depending on whether the containers are sold to investors in one or more large transactions or are sold gradually as they reach the end of their useful marine lives.

The Partnership anticipates that all excess cash, after regular quarterly distributions, redemptions, and working capital reserves, will be distributed to the general and limited partners in the form of special distributions. These distributions will consist of cash from operations and/or cash from sales proceeds. The Partnership declared a special distribution to limited partners of $735 to be paid in October 1998. On a cash basis, $166 of this distribution will be from operations and the remaining balance of $569 will be a return of capital. On a GAAP basis the entire distribution will be a return of capital. As the Partnership's container fleet decreases, cash from operations is expected to decrease, while cash from investing activities is expected to increase as more containers are sold. Consequently, a greater portion of all future distributions will be considered a return of capital.

The final termination and winding up of the Partnership, as well as payment of final distributions with respect to the Partnership's dissolution, will occur at the end of the liquidation phase when all or substantially all of the Partnership's containers have been sold.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the nine-month periods ended September 30, 1998 and 1997, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                               1998        1997
                                                               ----        ----

                 Beginning container fleet...............      7,887      7,849
                 Ending container fleet..................      7,044      7,938
                 Average container fleet.................      7,466      7,894

The decline in the average container fleet of 5% from the nine months ended September 30, 1997 to the equivalent period in 1998 resulted from the Partnership having sold more containers than it purchased since September 30, 1997. Average container fleet size will continue to decline as the Partnership sells containers that have reached the end of their useful lives since, as noted above, the Partnership does not plan to purchase additional containers. The Partnership also expects that the size of its container fleet will decline due to the Partnership's sale of certain containers in low demand locations, as discussed above under "Liquidity and Capital Resources". This decline is expected to be limited by the fact that only 5% of the Partnership's container fleet was in these lower demand locations as of October 15, 1998. The decline in the container fleet has contributed to an overall decline in rental income from the nine-month period ending September 30, 1997 to the equivalent period in 1998. This decline is expected to continue in future years as the size of the Partnership's container fleet decreases.

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 81% and 79% on average during the nine-month periods ended September 30, 1998 and 1997, respectively. In addition, rental income is affected by daily rental rates and leasing incentives.

The following is a comparative analysis of the results of operations for the nine-month periods ended September 30, 1998 and 1997.

The Partnership's income from operations for the nine-month periods ending September 30, 1998 and 1997 was $1,172 for both periods on rental income of $3,361 and $3,596, respectively. The decrease in rental income of $235, or 7%, from the nine-month period ended September 30, 1997 to the comparable period in 1998 was primarily attributable to a decrease in income from container rentals, the major component of total revenue, which decreased $268, or 8%. This decrease was primarily due to decreases in average rental rates and the average container fleet of 5% each, and was offset by an increase in the average on-hire (utilization) percentage of 3% and a decrease in leasing incentives of 29%.

Container utilization and rental rates declined during 1996 and 1997 primarily due to decreased demand for leased containers and increased competition. The decrease in demand for leased containers resulted from changes in the business of shipping line customers consisting primarily of (i) over-capacity resulting from the 1995 and 1996 additions of new, larger ships to the existing container ship fleet at a rate in excess of the growth rate in containerized cargo trade;
(ii) shipping line alliances and other operational consolidations that have allowed shipping lines to operate with fewer containers; and (iii) shipping lines reducing their ratio of leased versus owned containers by purchasing containers. This decreased demand, along with the entry of new leasing company competitors offering low container rental rates to shipping lines, resulted in downward pressure on rental rates, and caused leasing companies to offer higher leasing incentives and other discounts to shipping lines. The decline in the purchase price of new containers during this period, which continued into 1998, has also caused additional downward pressure on rental rates.

Additionally, the weakening of many Asian currencies in 1998 has resulted in a significant increase in exports from Asia to North America and Europe and a corresponding decrease in imports into Asia from North America and Europe. This trade imbalance has created a strong demand for containers in Asia and a weak demand for containers in North America and Europe. This imbalance has resulted in the stabilization of average utilization and the decline in leasing incentives, but also resulted in an unusually high build-up of containers in lower demand locations during the nine-month period ended September 30, 1998 compared to the equivalent period in 1997. Although average utilization rates have stabilized, utilization rates have been slowly declining since late 1997. In order to improve utilization and alleviate the container build-up, TEM has begun an aggressive effort to reposition newer containers to demand locations and anticipates selling certain older containers in these lower demand locations, where repositioning costs are high. The Partnership anticipates incurring increased direct container expenses and some losses on the sale of containers as a result of repositioning and selling containers in these lower demand locations. These losses are anticipated to be limited by the fact that only 5% of the Partnership's container fleet was in these lower demand locations as of October 15, 1998. However, the expected increase in repositioning costs may have a material negative effect on the Partnership's results of operations. For the near term, the General Partners do not foresee material changes in existing market conditions and caution that both utilization and lease rates could decline, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's containers under short-term operating leases. At September 30, 1998 and 1997, there were 24 and 111 containers under direct financing leases, respectively.

The balance of other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the nine-month period ended September 30, 1998, the total of these other rental income items was $415, an increase of $33 from the equivalent period in 1997. The increase was primarily due to an increase in location income of $132, offset by decreases in handling and DPP income of $39 and $24, respectively. Location income increased due to a decrease in credits given to lessees for picking up containers from certain locations and due to the inclusion of certain credits received during 1997 and 1998 which had been previously applied against repositioning expense. Handling income decreased due to the decrease in container movement, and DPP income decreased due to a decrease in the average DPP price charged per container.

Direct container expenses increased $52, or 8%, from the nine-month period ending September 30, 1997 to the equivalent period in 1998. The increase was primarily due to an increase in repositioning expense of $107, offset by decreases in storage and handling expenses of $36 and $25, respectively. Repositioning expense increased due to an increase in the average repositioning cost per container, an increase in the number of containers repositioned and the removal of certain credits from repositioning costs to other rental income as discussed above. Storage expense decreased primarily due to the increase in average utilization noted above, and handling expense decreased due to the decrease in container movement.

Bad debt expense decreased from an expense of $32 for the nine-month period ended September 30, 1997 to a benefit of $36 in the comparable period in 1998. The benefit recorded for the period ending September 30, 1998 resulted from the effect of insurance proceeds received for certain receivables against which reserves had been recorded in 1994 and 1995, as well as to the resolution of payment issues with one lessee.

Depreciation expense decreased $128, or 12%, from the nine-month period ended September 30, 1997 to the comparable period in 1998 primarily due to the decline in average fleet size and due to certain containers, which were acquired used, that have now been fully depreciated.

Management fees to affiliates decreased $46, or 13%, from the nine-month period ended September 30, 1997 to the comparable period in 1998 due to a decrease in equipment management fees. Equipment management fees decreased due to an adjustment resulting from the write-off of receivables for two lessees and due to the decrease in rental income upon which equipment management fees are primarily based.

General and administrative costs to affiliates decreased $31, or 14%, from the nine-month period ended September 30, 1997 to the comparable period in 1998 due to a decrease in overhead costs allocated by TFS and TEM.

Other income increased $26, or 14%, primarily due to an increase in interest income of $31 from the nine-month period ending September 30, 1997 to the equivalent period in 1998.

Net earnings per limited partnership unit increased from $0.90 to $0.92 from the nine-month period ending September 30, 1997 to the same period in 1998, reflecting the increase in net earnings allocated to limited partners from $1,330 to $1,356, respectively.


The following is a comparative analysis of the results of operations for the three-month periods ended September 30, 1998 and 1997.

The Partnership's income from operations for the three-month periods ending September 30, 1998 and 1997 was $356 and $408, respectively, on rental income of $1,088 and $1,208 respectively. The decrease in rental income of $120, or 10%, from the three-month period ended September 30, 1997 to the comparable period in 1998 was primarily due to a decrease in income from container rentals of $135, or 13%. This decrease was primarily due to the decrease in the average container fleet of 11% and the decrease in average rental rates of 3%, and was offset by the decrease in leasing incentives of 67%.

Other rental income was $145 for the three-month period ended September 30, 1998, an increase of $15 from the equivalent period in 1997. The increase was primarily due to an increase in location income of $47, offset by a decrease in handling income of $24. Location income increased due to a decrease in credits given to lessees for picking up containers from certain locations. Handling income decreased due to a decrease in container movement, offset by a higher average handling price charged per container.

Direct container expenses decreased $5, or 2%, from the three-month period ending September 30, 1997 to the equivalent period in 1998. The decrease was primarily due to a decrease in handling expense of $21 offset by an increase in DPP expense of $14. Handling expense decreased primarily due to the decrease in container movement, offset by a higher average handling cost charged per container. DPP expense increased primarily due to an increase in the number of containers requiring repairs, offset by a decrease in the average repair cost per container.

Bad debt expense remained fairly comparable for the three-month periods ending September 30, 1998 and 1997.

Depreciation expense decreased $41, or 11%, from the three-month period ended September 30, 1997 to the comparable period in 1998 due to the reduction in the average fleet size and due to certain containers which were acquired used that have now been fully depreciated.

Management fees to affiliates decreased $11, or 9%, from the three-month period ended September 30, 1997 to the comparable period in 1998, due to a decrease in equipment management fees resulting primarily from the decrease in rental income.

General and administrative costs to affiliates decreased $10, or 16%, from the three-month period ended September 30, 1997 to the comparable period in 1998 due to a decrease in overhead costs allocated by TFS and TEM.

Other income decreased $28, or 51%, due to a decrease in gain on sale of containers, from a gain of $44 to a loss of $2, offset by an increase in interest income of $18 from the three-month period ending September 30, 1997 to the same period in 1998.

Net earnings per limited partnership unit decreased from $0.31 to $0.26 from the three-month period ending September 30, 1997 to the same period in 1998, reflecting the decrease in net earnings allocated to limited partners from $455 to $375, respectively.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines, which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of September 30, 1998, which would result in such a risk materializing.

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

Readiness for Year 2000

Many computer systems may experience difficulty processing dates beyond the year 1999; as a consequence, some computer hardware and software at most companies will need to be modified or replaced prior to the year 2000 in order to remain functional. The Partnership relies on the financial and operating systems provided by the General Partners; these systems include both information technology (IT) systems as well as non-information technology (non-IT) systems. For IT and non-IT systems developed by independent third parties (externally-developed) the General Partners have obtained representations from their vendors and suppliers that these systems are Year 2000 compliant and have internally tested significant systems as operational. The General Partners have reviewed all internally-developed IT and non-IT systems for Year 2000 issues and identified certain of these systems which required revision. The General Partners have completed the revision and testing of these identified systems, and these revised systems are now operational.

The cost of the revisions and testing relating to these systems was incurred by TEM and a portion of the cost was allocated to the Partnership as part of general and administrative costs allocated from TEM. While Year 2000 remediation costs were not specifically identified, it is estimated that total Year 2000 related expenses included in allocated overhead from TEM were less than $10. The Partnership and the General Partners do not anticipate incurring significant additional remediation costs related to the Year 2000 issue. There has been no material effect on the Partnership's financial condition and results of operations as a result of TEM's delay in routine maintenance and repair projects as a result of Year 2000 remediation.

Year 2000 compliance testing was undertaken by the General Partners on both externally- and internally-developed systems. Standard transactions were processed under simulated operating conditions for dates crossing over January 1, 2000 as well as for other critical dates such as February 29, 2000. In the standard business scenarios tested, the identified systems appeared to function correctly. Under nonstandard conditions or unforeseen scenarios, the results may be different. Therefore, these tests, regardless of how carefully they were conducted, cannot guarantee that the General Partners' systems will function without error in the Year 2000 and beyond. If these systems are not operational in the Year 2000, the General Partners have determined that they can operate manually for approximately two to three months while correcting the system problems before experiencing material adverse effects on the Partnership's and the General Partners' business and results of operations. However, shifting portions of the daily operations to manual processes may result in time delays and increased processing costs. Additionally, the Partnership and General Partners may not be able to provide lessees with timely and pertinent information, which may negatively affect customer relations and lead to the potential loss of lessees, even though the immediate monetary consequences of this would be limited by the standard Partnership lease agreements between the lessees and the Partnership.

The Partnership and the General Partners are also continuing their assessment of Year 2000 issues with third parties, comprised of lessees, manufacturers, depots, and other vendors and suppliers, with whom the Partnership and the General Partners have a material business relationship (Third Parties). Currently, the Partnership and the General Partners believe that if a significant portion of its lessees is non-compliant for a substantial length of time, the Partnership's operations and financial condition would be materially adversely affected. Non-compliance by other Third Parties is not expected to have a material effect on the Partnership's results of operations and financial condition. The General Partners have sent letters to lessees and other Third Parties requesting representations on their Year 2000 readiness. The General Partners have received responses to fewer than 50% of the letters sent. The General Partners will follow up with non-respondents and will continue to identify additional Third Parties whose Year 2000 readiness should be assessed. As this assessment has not been completed, the General Partners have not yet assumed that a lack of response means that the Third Party will not be Year 2000 compliant.

Nevertheless, the Partnership and the General Partners believe that they are likely to encounter Year 2000 problems with Third Parties, particularly those with significant operations within countries that are not actively promoting correction of Year 2000 issues. In the event that the systems of these Third Parties are not Year 2000 compliant by January 1, 2000, the Partnership's business may be disrupted and results of operations may be adversely affected. Possible consequences of Year 2000 non-compliance among Third Parties include, but are not limited to, (i) TEM's inability to provide service to certain areas of the world, (ii) delays in container movement, (iii) payment and collection difficulties, and (iv) invoicing errors due to late reporting of transactions. These types of problems could result in additional operating costs and loss of lessee business. As discussed above, the General Partners are prepared to shift portions of their daily operations to manual processes in the event of Third Party non-compliance. With respect to manufacturers, vendors and other suppliers, the General Partners would also attempt to find alternate sources for goods and services. With respect to depots and agents who handle, inspect or repair containers, if the majority of the computer systems and networks of TEM are operational, the General Partners believe that they will be able to compensate manually for these Third Parties' failures (e.g., one field office performing data entry for another, communication with depots conducted without computers), using temporary personnel at additional cost. Although costs will be incurred to pay for the temporary personnel, the Partnership and the General Partners do not expect these costs to be material to the Partnership. With respect to lessees' non-compliance, the General Partners would compensate for communications failures manually. If a lessee's noncompliance is broad enough to disrupt significantly the operations of its shipping business, the resulting loss of revenue could result in the lessee renting fewer containers, adversely affecting the Partnership's business. The Partnership and the General Partners are unable to estimate the financial impact of these problems, but to the extent that lessees problems result in weakening demand for containers, the Partnership's results of operations would likely be adversely affected. If Year 2000 problems result in delays in collections, either because of the additional time required to communicate with lessees or because of lessees' loss of revenues, the Partnership's cash flow could be affected and distributions to general and limited partners could be reduced. The Partnership and the General Partners believe that these risks are inherent in the industry and are not specific to the Partnership or General Partners.

Forward Looking Statements and Other Risk Factors

The foregoing analysis of Year 2000 issues includes forward-looking statements and predictions about possible or future events, results of operations and financial condition. As such, this analysis may prove to be inaccurate, because of the assumptions made by the Partnership and the General Partners or the actual development of future events. No assurance can be given that any of these forward-looking statements and predictions will ultimately prove to be correct or even substantially correct. Some of the risks relating to Year 2000 compliance are described above. In addition, in analyzing Year 2000 issues, the Partnership and the General Partners have assumed that the infrastructure of the United States and most other countries, including ports and customs, remains intact. If the infrastructure of one or more countries were to fail, the resulting business disruption would likely have an adverse effect on the Partnership and the General Partners.

Various other risks and uncertainties could also affect the Partnership and could affect the Year 2000 analysis causing the effect on the Partnership to be more severe than discussed above. These risks and uncertainties include, but are not limited to, the following. As noted above, the Partnerships' and the General Partners' Year 2000 compliance testing cannot guarantee that all computer systems will function without error beyond the Year 2000. Tests were only conducted of normal business scenarios, and no independent verification or testing was used. Risks also exist with respect to Year 2000 compliance by Third Parties, such as the risk that an external party, who may have no relationship to the Partnership or General Partners, but who has a significant relationship with one or more Third Parties, may have a system failure that adversely affects the Partnership's ability to conduct its business. While the Partnership and the General Partners are attempting to identify such external parties, no assurance can be given that they will be able to do so. Furthermore, Third Parties with direct relationships with the Partnership, whose systems have been identified as likely to be Year 2000 compliant, may suffer a breakdown due to unforeseen circumstances. It is also possible that the information collected by the General Partners from these Third Parties regarding their compliance with Year 2000 issues may be incorrect. Finally, it should be noted that the foregoing discussion of Year 2000 issues assumes that to the extent the General Partners' systems fail, either because of unforeseen complications or because of Third Parties failure, switching to manual operations will allow the Partnership to continue to conduct its business. While the Partnership and the General Partners believe this assumption to be reasonable, if it is incorrect, the Partnership's results of operations would likely be adversely affected.

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


Date:  November 11, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date

________________________                 Executive Vice President,                      November 11, 1998
John R. Rhodes                           (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 November 11, 1998
Philip K. Brewer                         Officer)

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


                                     TCC EQUIPMENT INCOME FUND
                                     A California Limited Partnership

                                     By Textainer Financial Services Corporation
                                     The Managing General Partner



                                     By /s/John R. Rhodes
                                        ________________________
                                        John R. Rhodes
                                        Executive Vice President


Date:  November 11, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                             Date


/s/John R. Rhodes                        Executive Vice President,                      November 11, 1998
________________________                 (Principal Financial and
John R. Rhodes                           Accounting Officer) and
                                         Secretary



/s/Philip K. Brewer                      President (Principal Executive                 November 11, 1998
________________________                 Officer)
Philip K. Brewer

