Form 10-Q
period 1999-06-30
TCC EQUIPMENT INCOME FUND
filed 1999-08-13
CIK 820083

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


August 13, 1999


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of TCC Equipment Income Fund (the
"Company") the Company's Quarterly Report on Form 10-Q for the Second Quarter ended June 30, 1999.

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


                  For the quarterly period ended June 30, 1999


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

Quarterly Report on Form 10-Q for the
Quarter Ended June 30, 1999

Table of Contents
----------------------------------------------------------------------------------------------------------



                                                                                                      Page
Item 1.   Financial Statements

          Balance Sheets - June 30, 1999 (unaudited)
          and December 31, 1998........................................................................  3


          Statements of Earnings for the three and six months
          ended June 30, 1999 and 1998 (unaudited).....................................................  4


          Statements of Partners' Capital for the six months
          ended June 30, 1999 and 1998 (unaudited).....................................................  5


          Statements of Cash Flows for the six months
          ended June 30, 1999 and 1998 (unaudited).....................................................  6


          Notes to Financial Statements (unaudited)....................................................  8


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................................................... 12





TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Balance Sheets

June 30, 1999 and December 31, 1998
(Amounts in thousands)
---------------------------------------------------------------------------------------------------------


                                                                             1999               1998
                                                                         -------------      -------------
                                                                          (unaudited)
Assets
Container rental equipment, net of accumulated
   depreciation of $8,908 (1998:  $9,373) (note 4)                       $     11,939       $     13,153
Cash                                                                            1,254              1,959
Net investment in direct financing leases                                          29                 18
Accounts receivable, net of allowance for doubtful
   accounts of $170 (1998:  $134)                                                 797                896
Due from affiliates, net (note 2)                                                 188                239
Prepaid expenses                                                                    2                  6
                                                                         -------------      -------------
                                                                         $     14,209       $     16,271
                                                                         =============      =============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                      $        138       $        128
   Accrued liabilities                                                             29                 33
   Accrued recovery costs                                                          29                 22
   Accrued damage protection plan costs                                           109                 83
   Warranty claims                                                                100                132
                                                                         -------------      -------------
       Total liabilities                                                          405                398
                                                                         -------------      -------------

Partners' capital:
   General partners                                                                 -                  -
   Limited partners                                                            13,804             15,873
                                                                         -------------      -------------
       Total partners' capital                                                 13,804             15,873
                                                                         -------------      -------------
                                                                         $     14,209       $     16,271
                                                                         =============      =============


See accompanying notes to financial statements


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Earnings

For the three and six months ended June 30, 1999 and 1998
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
-------------------------------------------------------------------------------------------------------------------------------


                                                        Three months        Three months           Six months          Six months
                                                            Ended               Ended                 Ended               Ended
                                                       June 30, 1999        June 30, 1998        June 30, 1999        June 30, 1998
                                                       -------------        -------------        -------------        -------------
Rental income                                          $        796         $      1,100         $      1,650         $      2,227
                                                       -------------        -------------        -------------        -------------

Costs and expenses:
   Direct container expenses                                     259                  218                  443                  418
   Bad debt expense (benefit)                                      9                  (32)                  38                  (46)
   Depreciation (note 4)                                         343                  329                  653                  665
   Professional fees                                              15                   10                   24                   16
   Management fees to affiliates (note 2)                         86                  110                  208                  196
   General and administrative costs to affiliates (note 2)        44                   62                   99                  136
   Other general and administrative costs                         15                   12                   26                   26
                                                       -------------        -------------        -------------        -------------
                                                                 771                  709                1,491                1,411
                                                       -------------        -------------        -------------        -------------
   Income from operations                                         25                  391                  159                  816
                                                       -------------        -------------        -------------        -------------

Other income:
   Interest income                                                14                   24                   28                   42
   (Loss) gain on sale of containers (note 4)                     (9)                  22                   (9)                 138
                                                       -------------        -------------        -------------        -------------
                                                                   5                   46                   19                  180
                                                       -------------        -------------        -------------        -------------
    Net earnings                                       $          30        $         437        $         178        $         996
                                                       =============        =============        =============        =============

Allocation of net earnings (note 2):
   General partners                                    $          29        $           7        $          30        $          15
   Limited partners                                                1                  430                  148                  981
                                                       -------------        -------------        -------------        -------------
                                                       $          30        $         437        $         178        $         996
                                                       =============        =============        =============        =============
Limited partners' per unit share
   of net earnings                                     $           -        $        0.29        $        0.10        $        0.67
                                                       =============        =============        =============        =============

Limited partners' per unit share
   of distributions                                    $        0.50        $        0.50        $        1.50        $        1.00
                                                       =============        =============        =============        =============

Weighted average number of limited
   partnership units outstanding                           1,467,029            1,471,779            1,467,029            1,471,779
                                                       =============        =============        =============        =============



See accompanying notes to financial statements



TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Partners' Capital

For the six months ended June 30, 1999 and 1998
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------


                                                                Partners' Capital
                                             ---------------------------------------------------------
                                                General             Limited                Total
                                             --------------      ---------------       ---------------
Balances at January 1, 1998                  $         (36)      $       18,087        $       18,051

Distributions                                          (15)              (1,472)               (1,487)

Net earnings                                            15                  981                   996
                                             --------------      ---------------       ---------------

Balances at June 30, 1998                    $         (36)      $       17,596        $       17,560
                                             ==============      ===============       ===============

Balances at January 1, 1999                  $           -       $       15,873        $       15,873

Distributions                                          (30)              (2,202)               (2,232)

Redemptions (note 5)                                     -                  (15)                  (15)

Net earnings                                            30                  148                   178
                                             --------------      ---------------       ---------------

Balances at June 30, 1999                    $           -       $       13,804        $       13,804
                                             ==============      ===============       ===============





See accompanying notes to financial statements




TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Cash Flows

For the six months ended June 30, 1999 and 1998
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------------------------------------


                                                                               1999                 1998
                                                                           --------------       --------------
Cash flows from operating activities:
      Net earnings                                                         $         178        $         996
      Adjustments to reconcile net earnings to
        net cash provided by operating activities:
          Depreciation (note 4)                                                      653                  665
          Increase (decrease) in allowance for doubtful accounts,
             excluding write-off (note 6)                                             36                  (85)
          Loss (gain) on sale of containers (note 4)                                   9                 (138)
          (Increase) decrease in assets:
             Net investment in direct financing leases                                 8                  124
             Accounts receivable, excluding write-off (note 6)                        63                  376
             Due from affiliates, net                                                 43                 (199)
             Prepaid expenses                                                          4                   14
          Increase (decrease) in liabilities:
             Accounts payable and accrued liabilities                                  6                  (28)
             Accrued recovery costs                                                    7                  (14)
             Damage protection plan costs                                             26                   (6)
             Warranty claims                                                         (32)                 (32)
                                                                           --------------       --------------
                Net cash provided by operating activities                          1,001                1,673
                                                                           --------------       --------------

Cash flows from investing activities:
      Proceeds from sale of containers                                               539                  856
      Container purchases                                                              -                  (17)
                                                                           --------------       --------------
                Net cash provided by investing activities                            539                  839
                                                                           --------------       --------------

Cash flows from financing activities:
      Redemptions of limited partnership units                                       (15)                   -
      Distributions to partners                                                   (2,230)              (1,487)
                                                                           --------------       --------------
                Net cash used in financing activities                             (2,245)              (1,487)
                                                                           --------------       --------------

Net (decrease) increase in cash                                                     (705)               1,025

Cash at beginning of period                                                        1,959                1,166
                                                                           --------------       --------------
Cash at end of period                                                      $       1,254        $       2,191
                                                                           ==============       ==============



See accompanying notes to financial statements



TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)


Statements Of Cash Flows--Continued

For the six months ended June 30, 1999 and 1998
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received as of June 30, 1999 and 1998, and December 31, 1998 and 1997, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the six-month periods ended June 30, 1999 and 1998.

                                                                June 30        Dec. 31          June 30       Dec. 31
                                                                   1999           1998             1998          1997
                                                             ----------     ----------       ----------      --------
Container purchases included in:
     Due to affiliates..............................               $  -           $  -             $  -         $  12

Distributions to partners included in:
     Due to affiliates..............................                  4              2                2             2

Proceeds from sale of containers included in:
     Due from affiliates............................                198            204              166           296

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the six-month periods ended June 30, 1999 and 1998.

                                                                                                   1999          1998
                                                                                                   ----          ----

Container purchases recorded......................................................                $   -          $  5
Container purchases paid..........................................................                    -            17

Distributions to partners declared................................................                2,232         1,487
Distributions to partners paid....................................................                2,230         1,487

Proceeds from sale of containers recorded.........................................                  533           726
Proceeds from sale of containers received.........................................                  539           856


See accompanying notes to financial statements




TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Notes To Financial Statements

For the three and six months ended June 30, 1999 and 1998
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------


Note 1.   General

      TCC Equipment Income Fund (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1987. The Partnership owns a fleet of intermodal marine cargo containers, which are leased to international shipping lines.

      In January 1998, the Partnership ceased purchasing containers and in October 1998, the Partnership began its liquidation phase. This phase may last between two to six or more years depending on whether the containers are sold in one or more large transactions or are sold gradually as they reach the end of their useful marine lives. The Partnership anticipates that all excess cash, after redemptions and working capital reserves, will be distributed to the limited and general partners on a quarterly basis.

      The final termination and winding up of the Partnership, as well as payment of final distributions with respect to the Partnership's dissolution, will occur at the end of the liquidation phase when all or substantially all of the Partnership's containers have been sold.

      All adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 1999 and December 31, 1998, and the results of its operations, changes in partners' capital and cash flows for the three and six-month periods ended June 30, 1999 and 1998, have been made.

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

      In accordance with the Partnership Agreement, sections 3.10 and 3.11, net earnings or losses and distributions are generally allocated 1% to the General Partners and 99% to the Limited Partners. If the allocation of distributions exceeds the allocation of net earnings and creates a deficit in the General Partners' aggregate capital account, the Partnership Agreement provides for a special allocation of gross income equal to the amount of the deficit.

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners, or TAS prior to its liquidation, an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $31 and $93 of incentive management fees during the three and six-month periods ended June 30, 1999, respectively, and $31 and $62 for the comparable period in 1998, respectively. There were no acquisition fees or equipment liquidation fees incurred during the six-month periods ended June 30, 1999 and 1998.

      The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at June 30, 1999 and December 31, 1998.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $55 and $115 for the three and six-month periods ended June 30, 1999, respectively, and $79 and $134 for the comparable period in 1998, respectively. The Partnership's container fleet is leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the container fleet is leased under operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. Total general and administrative costs allocated to the Partnership in the three and six-month periods ended June 30, 1999 and 1998 were as follows:

                                       Three months               Six months
                                       ended June 30,            ended June 30,
                                      ---------------           ----------------
                                      1999       1998           1999        1998
                                      ----       ----           ----        ----

      Salaries                        $ 24       $ 32           $ 53       $  67
      Other                             20         30             46          69
                                      ----       ----           ----        ----
      Total general and
        administrative costs          $ 44       $ 62           $ 99       $ 136
                                      ====       ====           ====        ====

      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership in the three and six-month periods ended June 30, 1999 and 1998:

                                     Three months                 Six months
                                     ended June 30,              ended June 30,
                                    ----------------           -----------------
                                    1999        1998           1999         1998
                                    ----        ----           ----         ----

      TEM                           $ 40        $ 56           $ 89         $122
      TFS                              4           6             10           14
                                    ----        ----           ----         ----
      Total general and
        administrative costs        $ 44        $ 62           $ 99         $136
                                    ====        ====           ====         ====

      At June 30, 1999 and December 31, 1998, due from affiliates, net is comprised of:

                                                             1999           1998
                                                             ----           ----
      Due from affiliates:
        Due from TL....................................     $   -          $   1
        Due from TEM...................................       209            254
                                                             ----           ----
                                                              209            255
                                                             ----           ----

      Due to affiliates:
        Due to TCC.....................................         8              6
        Due to TFS.....................................        12             10
        Due to TL......................................         1              -
                                                             ----           ----
                                                               21             16
                                                             ----           ----
      Due from affiliates, net                              $ 188          $ 239
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

Note 3.   Rentals Under Long-Term Operating Leases

      The following are the future minimum rent receivables under cancelable long-term operating leases at June 30, 1999. Although the leases are generally cancelable with a penalty at the end of each twelve-month period, the following schedule assumes that the leases will not be terminated.

              Year ending June 30:

              2000.............................................           $  169
              2001.............................................               21
              2002.............................................               16
              2003.............................................               16
              2004.............................................                6
                                                                           -----
              Total minimum future rentals receivable..........           $  228
                                                                            ====
Note 4.   Container Rental Equipment Write-Down

      The price of new containers has been declining since 1995, and the cost of new containers at year-end 1998 and during the first half of 1999 was significantly less than the cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at June 30, 1999 and December 31, 1998, and determined that a reduction to the carrying value of the containers held for continued use was not required, but that a write-down in value of certain containers identified for sale was required. During the year ended December 31, 1998 and the six-month period ended June 30, 1999, the Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices.

      At December 31, 1998, the Partnership recorded additional depreciation expense of $61 to write down the value of 298 containers identified for sale in low demand locations. During the six-month period ended June 30, 1999, the Partnership sold 195 of these previously written down containers for a gain of $3 and recorded an additional depreciation expense of $68 to write down the value of 186 additional containers subsequently identified for sale in these locations.

      If more containers in these or other low demand locations are subsequently identified as available for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers.

Note 5.   Redemptions

      The following redemptions were consummated by the Partnership during the six-month period ended June 30, 1999:

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
                                                                   =====                                       ====

      The Partnership did not redeem any units during the six-month period ended June 30, 1998. The redemption price is fixed by formula.

Note 6.   Accounts Receivable Write-Off

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information, which will assist in evaluating the financial condition of the Partnership as of and for the three and six-month periods ended June 30, 1999 and 1998. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From October 1987 until October 1989, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $1,000 on April 8, 1988, and on October 26, 1989, the Partnership's offering of limited partnership interests was closed at $29,491.

In October 1998, the Partnership entered its liquidation phase, which may last between two to six or more years depending on whether the containers are sold in one or more large transactions or are sold gradually as they reach the end of their useful marine lives or when an analysis indicates that their sale is warranted based on existing market conditions and the container's age, location and condition. The Partnership anticipates that all excess cash, after redemptions and working capital reserves, will be distributed to the general and limited partners on a quarterly basis. These distributions will consist of cash from operations and/or cash from sales proceeds. As the Partnership's container fleet decreases, cash from operations is expected to decrease, while cash from investing activities is expected to fluctuate based on the number of containers sold and the actual sales price per container received on the sale of containers. Consequently, the Partnership anticipates that a large portion of all future distributions will be a return of capital.

The final termination and winding up of the Partnership, as well as payment of final distributions with respect to the Partnership's dissolution, will occur at the end of the liquidation phase when all or substantially all of the Partnership's containers have been sold.

From time to time, the Partnership redeems units from Limited Partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the managing general partner's discretion. All redemptions are subject to the managing general partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the six-month period ended June 30, 1999, the Partnership redeemed 1,750 units for a total dollar amount of $15.

The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

During the six-month period ended June 30, 1999, the Partnership declared cash distributions to limited partners pertaining to the fourth quarter of 1998 and the first quarter of 1999 in the amount of $2,202. This amount represents $1.50 per unit, or 7.5%, of the Limited Partner's original investment. On a cash basis, $1,001 of total distributions was from operating activities and the remainder was from excess cash. On a GAAP basis, $2,054 of total distributions was a return of capital and the balance was from net income.

Net cash provided by operating activities for the six-month periods ending June 30, 1999 and 1998 was $1,001 and $1,673, respectively. The decrease of $672 was primarily attributable to decreases in net earnings, adjusted for non-cash transactions and fluctuations in accounts receivable, net of write-offs, offset by fluctuations in due from affiliates, net. Net earnings adjusted for non-cash transactions decreased primarily due to the decrease in rental income, which is discussed more fully in "Results of Operations". The decrease in accounts receivable of $63 for the six-month period ended June 30, 1999 resulted from the decrease in rental income. The decrease in accounts receivable of $376 for the comparable period in 1998 resulted primarily from a decrease in the collection period of accounts receivable and lower rental income. Fluctuations in due from affiliates, net result from timing differences in the payment of expenses and fees and the remittance of net rental revenues.

For the six-month periods ending June 30, 1999 and 1998, net cash provided by investing activities (the sale of containers) was $539 and $839, respectively. The decrease of $300 was primarily due to the Partnership having sold fewer containers and receiving a lower average sales price per container in 1999 than during the equivalent period in 1998. In addition to the liquidation plans discussed above, as a result of current market conditions, the Partnership has recently sold and plans to continue to sell certain containers in low demand locations. Current market conditions have also had an adverse effect on the average sales price recently realized on the sale of containers. The sale of certain containers and market conditions are discussed more fully under "Results of Operations".

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the six-month periods ended June 30, 1999 and 1998, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                               1999        1998
                                                               ----        ----

                 Beginning container fleet...............      6,769      7,887
                 Ending container fleet..................      6,340      7,297
                 Average container fleet.................      6,555      7,592

The average container fleet decreased 14% from the six-month period ended June 30, 1998 to the equivalent period in 1999 due to the continuing sale of containers (i) that had reached the end of their useful lives, (ii) that an analysis had indicated that their sale was warranted and (iii) that were located in low demand locations and had been identified as being for sale. The Partnership expects that the size of its container fleet will further decline as the container fleet continues to age, as the Partnership sells additional containers in accordance with its liquidation phase and as the Partnership continues to sell certain containers in low demand locations as discussed above. The decline in the container fleet has contributed to an overall decline in rental income from the six-month period ended June 30, 1998 to the equivalent period in 1999. This decline is expected to continue in future years, as the size of the Partnership's container fleet continues to decrease.

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 72% and 81% on average during the six-month periods ended June 30, 1999 and 1998, respectively. This decline in utilization, primarily caused by lower demand, had a significant adverse effect on rental income as discussed below. In addition, rental income is affected by daily rental rates and leasing incentives.

The following is a comparative analysis of the results of operations for the six-month periods ended June 30, 1999 and 1998.

The Partnership's income from operations for the six-month periods ending June 30, 1999 and 1998 was $159 and $816, respectively, on rental income of $1,650 and $2,227, respectively. The decrease in rental income of $577, or 26%, from the six-month period ended June 30, 1998 to the comparable period in 1999 was primarily attributable to a decrease in income from container rentals, the major component of total revenue, which decreased $554, or 28%. This decrease was due to decreases in the average container fleet of 14%, average on-hire utilization of 11% and average rental rates of 4%. The decline in utilization, and the decline in the size of the container fleet, which is discussed above, had the most significant adverse effect on rental income.

The decline in average utilization from the six-month period ended June 30, 1998 to the equivalent period in 1999 was primarily due to lower demand for leased containers. Demand decreased primarily due to (i) shipping lines continuing to purchase rather than lease containers as a result of historically low new container prices and low interest rates and (ii) the growth of the trade imbalance in Asia. Rental rates have also declined as shipping lines continued to negotiate lower rates as a result of this lower demand and the historically low container prices.

The trade imbalance has resulted in the continuing build-up of containers in lower demand locations. The General Partners have continued their efforts to reposition newer containers to higher demand locations in an effort to improve utilization and alleviate container build-up. The Partnership continued to incur increased direct container expenses in 1999 as a result of this repositioning. For the near-term, the General Partners plan to monitor market conditions to determine whether additional repositioning efforts are required. However, currently there are no significant repositioning efforts planned.

The Partnership also plans to continue to sell certain containers located in lower demand locations. The decision to sell these containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. The majority of the containers sold during 1998 and 1999 were older containers as the expected economic benefit of continuing to own these containers was significantly less than that of newer containers primarily due to their shorter remaining marine life and the shipping lines' preference for leasing newer containers.

Because of the decision to sell certain containers during 1998 and 1999, the Partnership wrote down the value of these specifically identified containers to their estimated fair value, which was based on recent sales prices. Due to unanticipated declines in container sales prices, the actual sales prices received on certain containers during 1999 was lower than the estimates used for the write-down recorded in 1998 and the first quarter of 1999, resulting in the Partnership incurring losses upon the sale of some of these containers. The Partnership recorded additional write-downs during the second quarter of 1999 on certain containers, which were identified as meeting the same criteria for sale. Until market conditions improve, the Partnership may incur further write-downs and/or losses on the sale of such containers. Should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to increase its depreciation rate for or write-down the value of container rental equipment.

For the near term the General Partners do not foresee material changes in existing market conditions and caution that both utilization and lease rates could further decline, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's containers under short-term operating leases.

The balance of other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the six-month period ended June 30, 1999, the total of these other rental income items was $201, a decrease of $23 from the equivalent period in 1998. The decrease was primarily due to decreases in handling and location income of $26 and $19, respectively. Handling income decreased due to decreases in container movement and in the average handling price charged per container during the six-month period ended June 30, 1999 compared to the comparable period in 1998. Location income decreased primarily due to a decrease in charges to lessees for dropping off containers in certain locations.

Direct container expenses increased $25, or 6%, from the six-month period ending June 30, 1998 to the equivalent period in 1999. The increase was primarily due to increases in storage and DPP expenses of $47 and $25, respectively, offset by decreases in bankrupt lessee, handling and insurance expenses of $16, $14 and $14, respectively. Storage expense increased due to the decrease in average utilization noted above and due to an increase in the average storage cost per container during the six-month period ended June 30, 1999 compared to the equivalent period in 1998. DPP expense increased primarily due to an increase in the average DPP cost per container. Bankrupt lessee expense, which consists primarily of estimated legal expenses to be incurred in recovering containers and delinquent receivables from bankrupt lessees, decreased primarily due to the receipt of insurance proceeds against costs recorded during previous years. Handling expense decreased due to decreases in container movement and in the average handling cost per container. Insurance expense decreased due to a reduction in insurance premiums. The overall increase in direct container expenses was also partially offset by a lower average container fleet.

Bad debt expense increased from a benefit of $46 for the six-month period ended June 30, 1998 to an expense of $38 in the comparable period in 1999. The effect of insurance proceeds received during the six-month period ended June 30, 1998, relating to certain receivables against which reserves had been recorded in 1994 and 1995, as well as the resolution of payment issues with one lessee during 1998, were primarily responsible for the lower cost in 1998 and, therefore, the fluctuation in bad debt expense between the periods.

Depreciation expense decreased $12, or 2%, from the six-month period ended June 30, 1998 to the comparable period in 1999 primarily due to the decline in average fleet size and due to certain containers which were acquired used and have now been fully depreciated. This decrease was offset by additional charges to depreciation as described below.

The price of new containers has been declining since 1995, and the cost of new containers at year-end 1998 and during the first half of 1999, was significantly less than the cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at June 30, 1999 and December 31, 1998, and determined that a reduction to the carrying value of the containers held for continued use was not required, but that a write-down in value of certain containers identified for sale was required. During the year ended December 31, 1998 and the six-month period ended June 30, 1999, the Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices.

At December 31, 1998, the Partnership recorded additional depreciation expense of $61 to write down the value of 298 containers identified for sale in low demand locations. During the six-month period ended June 30, 1999, the Partnership sold 195 of these previously written down containers for a gain of $3 and recorded an additional depreciation expense of $68 to write down the value of 186 additional containers subsequently identified for sale in these locations.

If more containers in these or other low demand locations are subsequently identified as available for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers.

Management fees to affiliates increased $12, or 6%, from the six-month period ended June 30, 1998 to the comparable period in 1999 due to an increase in incentive management fees offset by a decrease in equipment management fees.
Incentive management fees, which are based on the Partnership's limited and general partner distributions and partners' capital, increased between the two periods primarily due to greater distributions paid in the six-month period ended June 30, 1999 compared to the equivalent period in 1998. The decrease in equipment management fees resulted primarily from the decrease in rental income, upon which the management fee is primarily based, and these fees were approximately 7% of rental income for the six-month period ended June 30, 1999. Equipment management fees for the six-month period ended June 30, 1998 were only 6% of rental income due to an adjustment resulting from the write-off of receivables for two lessees.

General and administrative costs to affiliates decreased $37, or 27%, from the six-month period ended June 30, 1998 to the comparable period in 1999 primarily due to a decrease in the allocation of overhead costs from TEM as the Partnership represented a smaller portion of the total fleet managed by TEM.

Other income decreased from $180 for the six-month period ended June 30, 1998 to $19 for the comparable period ended June 30, 1999. The decrease was primarily due to the fluctuation of gain (loss) on sale of containers from a gain of $138 for the six-month period ended June 30, 1998 to a loss of $9 for the comparable period in 1999. The decline in gain on sale of containers was primarily due to the Partnership selling containers with higher book values at lower average sales prices than in the comparable period in 1998.

Net earnings per limited partnership unit decreased from $0.67 to $0.10 from the six-month period ended June 30, 1998 to the same period in 1999, reflecting the decrease in net earnings allocated to limited partners from $981 to $148, respectively. The allocation of net earnings included a special allocation of gross income to the General Partners in accordance with the Partnership Agreement.


The following is a comparative analysis of the results of operations for the three-month periods ended June 30, 1999 and 1998.

The Partnership's income from operations for the three-month periods ending June 30, 1999 and 1998 was $25 and $391, respectively, on rental income of $796 and $1,100, respectively. The decrease in rental income of $304, or 28%, from the three-month period ended June 30, 1998 to the comparable period in 1999 was attributable to a decrease in income from container rentals. Income from container rentals decreased primarily due to decreases in the average container fleet of 13%, average on-hire utilization of 12% and average rental rates of 4%. The increase in leasing incentives also adversely affected income, however, the declines in utilization and fleet size had the most significant adverse effect on rental income. Other rental income was comparable for the three-month periods ended June 30, 1999 and 1998.

Direct container expenses increased $41, or 18%, from the three-month period ending June 30, 1998 to the equivalent period in 1999. The increase was primarily due to increases in DPP and storage expenses of $33 and $22, respectively, offset by a lower average container fleet. DPP expense increased primarily due to an increase in the average DPP cost per container from the three-month period ended June 30, 1998 to the comparable period in 1999. Storage expense increased due to the decrease in average utilization noted above and due to an increase in the average storage cost per container.

Bad debt expense increased from a benefit of $32 for the three-month period ended June 30, 1998 to an expense of $9 in the comparable period in 1999. The resolution of payment issues with one lessee during 1998 was primarily responsible for the lower cost in 1998 and, therefore, the fluctuation in bad debt expense between the periods.

Depreciation expense increased $14, or 4%, from the three-month period ended June 30, 1998 to the comparable period in 1999 primarily due to an additional depreciation expense of $55 to write down the value of 47 containers identified for sale in lower demand locations, offset by the decline in average fleet size.

Management fees to affiliates decreased $24, or 22%, from the three-month period ended June 30, 1998 to the comparable period in 1999 due to the decrease in equipment management fees. Equipment management fees decreased due to the decrease in rental income and were approximately 7% of rental income for both periods.

General and administrative costs to affiliates decreased $18, or 29%, from the three-month period ended June 30, 1998 to the comparable period in 1999 primarily due to a decrease in the allocation of overhead costs from TEM.

Other income decreased $41 from the three-month period ended June 30, 1998 to the comparable period in 1999. The decrease was primarily due to the fluctuation of gain (loss) on sale of containers from a gain of $22 for the three-month period ended June 30, 1998 to a loss of $9 for the comparable period in 1999. The decline in gain on sale of containers was due to the sale of certain containers in 1999 as discussed above.

Net earnings per limited partnership unit decreased from $0.29 to $0.00 from the three-month period ended June 30, 1998 to the same period in 1999, reflecting the decrease in net earnings allocated to limited partners from $430 to $1, respectively. The allocation of net earnings included a special allocation of gross income to the General Partners made in accordance with the Partnership Agreement.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines, which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of June 30, 1999, which would result in such a risk materializing.

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

The Partnership and the General Partners are also continuing their assessment of Year 2000 issues with third parties, comprised of lessees, manufacturers, depots, and other vendors and suppliers, with whom the Partnership and the General Partners have a material business relationship (Third Parties). Non-compliance by other Third Parties is not expected to have a material effect on the Partnership's results of operations and financial condition. The General Partners have sent letters to the Partnership's lessees and other Third Parties requesting representations on their Year 2000 readiness. The General Partners have received responses to 90% of these letters with all but seven respondents representing that they are or will be Year 2000 compliant. The General Partners are continuing to follow up with non-respondents and will continue to identify additional Third Parties whose Year 2000 readiness should be assessed. Non-compliance by these seven respondents and by the remaining non-respondents is not expected to have a material adverse effect on the Partnership's operations or financial condition.

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

Various other risks and uncertainties could also affect the Partnership and could affect the Year 2000 analysis, causing the effect on the Partnership to be more severe than discussed above. These risks and uncertainties include, but are not limited to, the following. The Partnerships' and the General Partners' Year 2000 compliance testing cannot guarantee that all computer systems will function without error beyond the Year 2000. Tests were only conducted of normal business scenarios, and no independent verification or testing was used. Risks also exist with respect to Year 2000 compliance by Third Parties, such as the risk that an external party, who may have no relationship to the Partnership or General Partners, but who has a significant relationship with one or more Third Parties, may have a system failure that adversely affects the Partnership's ability to conduct its business. While the Partnership and the General Partners are attempting to identify such external parties, no assurance can be given that they will be able to do so. Furthermore, Third Parties with direct relationships with the Partnership, whose systems have been identified as likely to be Year 2000 compliant, may suffer a breakdown due to unforeseen circumstances. It is also possible that the representations and warranties collected in good faith by the General Partners from these Third Parties regarding their compliance with Year 2000 issues may be incorrect, as the information collected was not independently verified by the General Partners. Finally, it should be noted that the foregoing discussion of Year 2000 issues assumes that to the extent the General Partners' systems fail, either because of unforeseen complications or because of Third Parties' failure, switching to manual operations will allow the Partnership to continue to conduct its business. While the Partnership and the General Partners believe this assumption to be reasonable, if it is incorrect, the Partnership's results of operations would likely be adversely affected.

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


Date:  August 13, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________                 Executive Vice President,                      August 13, 1999
John R. Rhodes                           (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 August 13, 1999
John A. Maccarone                        Officer)



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


Date: August 13, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                             Date




/s/John R. Rhodes                        Executive Vice President,                      August 13, 1999
________________________                 (Principal Financial and
John R. Rhodes                           Accounting Officer) and
                                         Secretary



/s/John A. Maccarone                     President (Principal Executive                 August 13, 1999
________________________                 Officer)
John A. Maccarone
