Form 10-Q
period 1999-09-30
TCC EQUIPMENT INCOME FUND
filed 1999-11-12
CIK 820083

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


November 12, 1999


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of TCC Equipment Income Fund (the "Company") the Company's Quarterly Report on Form 10-Q for the Third Quarter ended September 30, 1999.

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


                For the quarterly period ended September 30, 1999


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

Quarterly Report on Form 10-Q for the
Quarter Ended September 30, 1999

Table of Contents
----------------------------------------------------------------------------------------------------------



                                                                                                      Page


Item 1.   Financial Statements

          Balance Sheets - September 30, 1999 (unaudited)
          and December 31, 1998..........................................................             3


          Statements of Earnings for the three and nine months
          ended September 30, 1999 and 1998 (unaudited)..................................             4


          Statements of Partners' Capital for the nine months
          ended September 30, 1999 and 1998 (unaudited)..................................             5


          Statements of Cash Flows for the nine months
          ended September 30, 1999 and 1998 (unaudited)..................................             6


          Notes to Financial Statements (unaudited)......................................             8


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................................            13






TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Balance Sheets

September 30, 1999 and December 31, 1998
(Amounts in thousands)
---------------------------------------------------------------------------------------------------------


                                                                             1999               1998
                                                                         -------------      -------------
                                                                           (unaudited)

Assets
Container rental equipment, net of accumulated
   depreciation of $8,663 (1998:  $9,373) (note 4)                     $       11,272     $       13,153
Cash                                                                              783              1,959
Net investment in direct finance leases                                            38                 18
Accounts receivable, net of allowance for doubtful
   accounts of $185 (1998:  $134)                                                 724                896
Due from affiliates, net (note 2)                                                 172                239
Prepaid expenses                                                                    -                  6
                                                                         -------------      -------------

                                                                       $       12,989     $       16,271
                                                                         =============      =============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                    $          140     $          128
   Accrued liabilities                                                             45                 33
   Accrued recovery costs                                                          31                 22
   Accrued damage protection plan costs                                           104                 83
   Warranty claims                                                                 84                132
                                                                         -------------      -------------

       Total liabilities                                                          404                398
                                                                         -------------      -------------

Partners' capital:
   General partners                                                                 -                  -
   Limited partners                                                            12,585             15,873
                                                                         -------------      -------------

       Total partners' capital                                                 12,585             15,873
                                                                         -------------      -------------


                                                                       $       12,989     $       16,271
                                                                         =============      =============


See accompanying notes to financial statements



TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Earnings

For the three and nine months  ended  September  30,  1999 and 1998
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
------------------------------------------------------------------------------------------------------------------------------------


                                                             Three months       Three months        Nine months         Nine months
                                                                    Ended              Ended              Ended               Ended
                                                           Sept. 30, 1999     Sept. 30, 1998     Sept. 30, 1999      Sept. 30, 1998
                                                           ---------------    ---------------    ---------------     ---------------

Rental income                                             $           773    $         1,088    $         2,423     $         3,407
                                                           ---------------    ---------------    ---------------     ---------------

Costs and expenses:
   Direct container expenses                                          190                221                633                 731
   Bad debt expense (benefit)                                          22                 10                 60                 (36)
   Depreciation (note 4)                                              289                319                942                 984
   Professional fees                                                   28                  9                 52                  25
   Management fees to affiliates (note 2)                             107                107                315                 303
   General and administrative costs to affiliates (note 2)             34                 54                133                 190
   Other general and administrative costs                              12                 12                 38                  38
                                                           ---------------    ---------------    ---------------      --------------

                                                                      682                732              2,173               2,235
                                                           ---------------    ---------------    ---------------      --------------

   Income from operations                                              91                356                250               1,172
                                                           ---------------    ---------------    ---------------      --------------

Other (expense) income:
   Interest income                                                     10                 29                 38                  71
   (Loss) gain on sale of containers                                  (56)                (2)               (65)                136
                                                           ---------------    ---------------    ---------------      --------------

                                                                      (46)                27                (27)                207
                                                           ---------------    ---------------    ---------------      --------------

    Net earnings                                          $            45    $           383    $           223      $        1,379
                                                           ===============    ===============    ===============      ==============

Allocation of net earnings (note 2):
   General partners                                       $            17    $             8    $            47      $           23
   Limited partners                                                    28                375                176               1,356
                                                           ---------------    ---------------    ---------------      --------------

                                                          $            45    $           383    $           223      $        1,379
                                                           ===============    ===============    ===============      ==============
Limited partners' per unit share
   of net earnings                                        $          0.02    $          0.26    $          0.12      $         0.92
                                                           ===============    ===============    ===============      ==============

Limited partners' per unit share
   of distributions                                       $          0.85    $          0.50    $          2.35      $         1.50
                                                           ===============    ===============    ===============      ==============

Weighted average number of limited
   partnership units outstanding                                1,467,029          1,469,029          1,467,029            1,471,412
                                                           ===============    ===============    ==============       ==============



See accompanying notes to financial statements




TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Partners' Capital

For the nine months ended September 30, 1999 and 1998
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------


                                                                Partners' Capital
                                             ---------------------------------------------------------
                                                General             Limited                Total
                                             --------------      ---------------       ---------------

Balances at January 1, 1998                $           (36)    $         18,087      $         18,051

Distributions                                          (23)              (2,208)               (2,231)

Redemptions                                              -                  (29)                  (29)

Net earnings                                            23                1,356                 1,379
                                             --------------      ---------------       ---------------

Balances at September 30, 1998             $           (36)    $         17,206      $         17,170
                                             ==============      ===============       ===============

Balances at January 1, 1999                $             -     $         15,873      $         15,873

Distributions                                          (47)              (3,449)               (3,496)

Redemptions (note 5)                                     -                  (15)                  (15)

Net earnings                                            47                  176                   223
                                             --------------      ---------------       ---------------

Balances at September 30, 1999             $             -     $         12,585      $         12,585
                                             ==============      ===============       ===============





See accompanying notes to financial statements



TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Cash Flows

For the nine months ended September 30, 1999 and 1998
(Amounts in thousands)
(unaudited)
-------------------------------------------------------------------------------------------------------------


                                                                                1999                1998
                                                                           ---------------      -------------

Cash flows from operating activities:
      Net earnings                                                       $            223     $        1,379
      Adjustments to reconcile net earnings to
        net cash provided by operating activities:
          Depreciation (note 4)                                                       942                984
          Increase (decrease) in allowance for doubtful accounts,
             excluding write-off (note 6)                                              51                (78)
          Loss (gain) on sale of containers (note 4)                                   65               (136)
          (Increase) decrease in assets:
             Net investment in direct financing leases                                 13                125
             Accounts receivable, excluding write-off (note 6)                        121                422
             Due from affiliates, net                                                  50               (269)
             Prepaid expenses                                                           6                 37
          Increase (decrease) in liabilities:
             Accounts payable and accrued liabilities                                  24                  -
             Accrued recovery costs                                                     9                 (9)
             Damage protection plan costs                                              21                 (4)
             Warranty claims                                                          (48)               (48)
                                                                           ---------------      -------------


                Net cash provided by operating activities                           1,477              2,403
                                                                           ---------------      -------------

Cash flows from investing activities:
      Proceeds from sale of containers                                                857              1,188
      Container purchases                                                               -                (26)
                                                                           ---------------      -------------

                Net cash provided by investing activities                             857              1,162
                                                                           ---------------      -------------

Cash flows from financing activities:
      Redemptions of limited partnership units                                        (15)               (29)
      Distributions to partners                                                    (3,495)            (2,231)
                                                                           ---------------      -------------

                Net cash used in financing activities                              (3,510)            (2,260)
                                                                           ---------------      -------------

Net (decrease) increase in cash                                                    (1,176)             1,305

Cash at beginning of period                                                         1,959              1,166
                                                                           ---------------      -------------

Cash at end of period                                                    $            783     $        2,471
                                                                           ===============      =============



See accompanying notes to financial statements






TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)


Statements Of Cash Flows--Continued

For the nine months ended September 30, 1999 and 1998
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received as of September 30, 1999 and 1998, and December 31, 1998 and 1997, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 1999 and 1998.

                                                               Sept. 30        Dec. 31         Sept. 30       Dec. 31
                                                                   1999           1998             1998          1997
                                                               ---------       --------        ---------      --------

Container purchases included in:
     Due to affiliates..............................               $  -           $  -             $  -         $  12

Distributions to partners included in:
     Due to affiliates..............................                  3              2                2             2

Proceeds from sale of containers included in:
     Due from affiliates............................                188            204              185           296

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 1999 and 1998.

                                                                                                   1999          1998
                                                                                                   ----          ----

Container purchases recorded......................................................               $    -        $   14
Container purchases paid..........................................................                    -            26

Distributions to partners declared................................................                3,496         2,231
Distributions to partners paid....................................................                3,495         2,231

Proceeds from sale of containers recorded.........................................                  841         1,077
Proceeds from sale of containers received.........................................                  857         1,188


See accompanying notes to financial statements


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Notes To Financial Statements

For the three and nine months  ended  September  30,  1999 and 1998
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------


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

      All adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 1999, and the results of its operations, changes in partners' capital and cash flows for the three and nine-month periods ended September 30, 1999 and 1998, have been made.

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

Note 2.   Transactions with Affiliates

      Textainer Financial Services Corporation (TFS) is the managing general partner of the Partnership and is a wholly-owned subsidiary of Textainer Capital Corporation (TCC). Textainer Equipment Management Limited (TEM) and Textainer Limited (TL) are associate general partners of the Partnership. The managing general partner and the associate general partners are collectively referred to as the General Partners and are commonly owned by Textainer Group Holdings Limited (TGH). The General Partners also act in this capacity for other limited partnerships. Prior to its liquidation in October 1998, Textainer Acquisition Services Limited
      (TAS), a former affiliate of the General Partners, performed services related to the acquisition of containers outside the United States on behalf of the Partnership. The General Partners manage the affairs of the Partnership.

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

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners, or TAS prior to its liquidation, an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $53 and $146 of incentive management fees during the three and nine-month periods ended September 30, 1999, respectively, and $31 and $93 for the comparable periods in 1998, respectively. There were no acquisition fees or equipment liquidation fees incurred during the nine-month periods ended September 30, 1999 and 1998.

      The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at September 30, 1999 and December 31, 1998.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $54 and $169 for the three and nine-month periods ended September 30, 1999, respectively, and $76 and $210 for the comparable periods in 1998, respectively. The Partnership's container fleet is leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the container fleet is leased under operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. Total general and administrative costs allocated to the Partnership in the three and nine-month periods ended September 30, 1999 and 1998 were as follows:

                                                Three months              Nine months
                                               ended Sept. 30,          ended Sept. 30,
                                               ---------------          ---------------
                                               1999       1998          1999       1998
                                               ----       ----          ----       ----

          Salaries                              $19        $29          $ 73       $ 94
          Other                                  15         25            60         96
                                                 --         --           ---        ---
            Total general and
               administrative costs             $34        $54          $133       $190
                                                 ==         ==           ===        ===

      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership for the three and nine-month periods ended September 30, 1999 and 1998:

                                                Three months              Nine months
                                               ended Sept. 30,          ended Sept. 30,
                                               ---------------          ---------------
                                               1999       1998          1999       1998
                                               ----       ----          ----       ----

         TEM                                    $29        $49          $118       $172
         TFS                                      5          5            15         18
                                                ---        ---           ---        ---
           Total general and
              administrative costs              $34        $54          $133       $190
                                                 ==         ==           ===        ===

      At September 30, 1999 and December 31, 1998, due from affiliates, net is comprised of:

                                                          1999       1998
                                                          ----       ----
      Due from affiliates:
          Due from TL...........................          $  -       $  1
          Due from TEM..........................           205        254
                                                           ---        ---
                                                           205        255
                                                           ---        ---

      Due to affiliates:
          Due to TCC............................             4          6
          Due to TFS............................            29         10
                                                           ---        ---
                                                            33         16
                                                           ---        ---

      Due from affiliates, net                            $172       $239
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

Note 3.   Rentals Under Long-Term Operating Leases

      The following are the future minimum rent receivables under cancelable long-term operating leases at September 30, 1999. Although the leases are generally cancelable with a penalty at the end of each twelve-month period, the following schedule assumes that the leases will not be terminated.

              Year ending September 30:

              2000.............................................             $155
              2001.............................................               28
              2002.............................................               26
              2003.............................................               17
              2004.............................................                1
                                                                             ---

              Total minimum future rentals receivable..........             $227
                                                                             ===

Note 4.   Container Rental Equipment Write-Down

      New container prices have been declining since 1995, and the cost of new containers at year-end 1998 and during 1999 was significantly less than the cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at September 30, 1999 and December 31, 1998, and determined that a reduction to the carrying value of the containers held for continued use was not required, but that a write-down in value of certain containers identified for sale was required. During the year ended December 31, 1998 and the nine-month period ended September 30, 1999, the Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices. These write-downs were included in depreciation expense.

      At December 31, 1998, the Partnership recorded a write-down of $61 on 298 containers identified for sale in low demand locations. During the nine-month period ended September 30, 1999, the Partnership sold 195 of these previously written down containers for a gain of $3 and recorded an additional write-down of $79 on the remaining previously identified containers and 186 additional containers subsequently identified for sale in these locations. The Partnership incurred some losses on the sale of certain containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-down recorded in 1998, due to unexpected declines in container sales prices.

      If more containers in these or other locations are subsequently identified as available for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers. The Partnership will continue to evaluate the recoverability of the recorded amounts of container rental equipment and cautions that a write-down of container rental equipment and/or an increase in its depreciation rate may be required in future periods.

Note 5.   Redemptions

      The following redemptions were consummated by the Partnership during the nine-month period ended September 30, 1999:

                                                                 Units            Average
                                                               Redeemed       Redemption Price          Amount Paid
                                                               --------       ----------------          -----------

          Inception through December 31, 1998........             5,775           $  9.35                  $ 54

          Nine-month period ended:
                September 30, 1999...................             1,750           $  8.57                    15
                                                                  -----                                    ----

          Partnership to date........................             7,525           $  9.17                  $ 69
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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information, which will assist in evaluating the financial condition of the Partnership as of and for the three and nine-month periods ended September 30, 1999 and 1998. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

From time to time, the Partnership redeems units from Limited Partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the managing general partner's discretion. All redemptions are subject to the managing general partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the nine-month period ended September 30, 1999, the Partnership redeemed 1,750 units for a total dollar amount of $15.

The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

During the nine-month period ended September 30, 1999, the Partnership declared cash distributions to limited partners of $3,449, which pertained to the fourth quarter of 1998 through the second quarter of 1999. This amount represents $2.35 per unit, or 11.75% of the Limited Partner's original investment. On a cash basis, $1,477 of these distributions was from operating activities and the remainder was from excess cash. On a GAAP basis, $3,273 of these distributions was a return of capital and the balance was from net income.

Net cash provided by operating activities for the nine-month periods ending September 30, 1999 and 1998 was $1,477 and $2,403, respectively. The decrease of $926 was primarily attributable to decreases in net earnings, adjusted for non-cash transactions and smaller decreases in accounts receivable, net of write-offs, offset by fluctuations in due from affiliates, net. Net earnings adjusted for non-cash transactions decreased primarily due to the decrease in rental income, which is discussed more fully in "Results of Operations". The decrease in accounts receivable of $121 for the nine-month period ended September 30, 1999 resulted primarily from the decrease in rental income. The decrease in accounts receivable of $422 for the comparable period in 1998 resulted primarily from a decrease in the collection period of accounts receivable and lower rental income. Fluctuations in due from affiliates, net result from timing differences in the payment of expenses and fees and the remittance of net rental revenues.

For the nine-month periods ending September 30, 1999 and 1998, net cash provided by investing activities (the sale of containers,) was $857 and $1,162, respectively. The decrease of $305 was primarily due to the Partnership selling fewer containers and receiving a lower average sales price per container during the nine-month period ended September 30, 1999 than during the equivalent period in 1998. In addition to the liquidation plans discussed above, as a result of current market conditions, the Partnership has recently sold and plans to continue to sell certain containers in low demand locations. Current market conditions have also had an adverse effect on the average sales price recently realized on the sale of containers. The sale of certain containers and market conditions are discussed more fully under "Results of Operations".

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the nine-month periods ended September 30, 1999 and 1998, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                                1999       1998
                                                                ----       ----

                 Beginning container fleet...............      6,769      7,887
                 Ending container fleet..................      6,075      7,044
                 Average container fleet.................      6,422      7,466

The average container fleet decreased 14% from the nine-month period ended September 30, 1998 to the equivalent period in 1999 due to the continuing sale of containers (i) that had reached the end of their useful lives, (ii) that an analysis had indicated that their sale was warranted and (iii) that were located in low demand locations and had been identified as being for sale. The Partnership expects that the size of its container fleet will further decline as additional containers are sold for these three reasons and as the Partnership continues its liquidation plans. The decline in the container fleet has contributed to an overall decline in rental income from the nine-month period ended September 30, 1998 to the equivalent period in 1999. This decline is expected to continue in future years, as the size of the Partnership's container fleet continues to decrease.

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 72% and 81% on average during the nine-month periods ended September 30, 1999 and 1998, respectively. This decline in utilization, primarily caused by lower demand, had a significant adverse effect on rental income as discussed below. In addition, rental income is affected by daily rental rates and leasing incentives.

The following is a comparative analysis of the results of operations for the nine-month periods ended September 30, 1999 and 1998.

The Partnership's income from operations for the nine-month periods ending September 30, 1999 and 1998 was $250 and $1,172, respectively, on rental income of $2,423 and $3,407, respectively. The decrease in rental income of $984, or 29%, from the nine-month period ended September 30, 1998 to the comparable period in 1999 was attributable to decreases in income from container rentals and other rental income. Income from container rentals, the major component of total revenue, decreased $822, or 28%, primarily due to decreases in the average container fleet of 14%, average on-hire utilization of 11% and average rental rates of 5%. The decline in utilization and the decline in the size of the container fleet, which is discussed above, had the most significant adverse effect on rental income.

The decline in average utilization from the three and nine-months periods ended September 30, 1998 to the equivalent periods in 1999 was primarily due to lower demand for leased containers. Demand decreased primarily due to (i) shipping lines continuing to purchase rather than lease containers as a result of historically low new container prices and low interest rates and (ii) the growth of the trade imbalance with Asia. Rental rates have also declined as shipping lines continue to negotiate lower rates as a result of this lower demand and the historically low container prices.

The trade imbalance has been the primary cause of the continuing build-up of containers in lower demand locations. The General Partners have continued to reposition newer containers to higher demand locations in an effort to improve utilization and alleviate container build-up. Partially as a result of this effort, utilization has remained comparable during the first three quarters of 1999 and has been steadily increasing since August 1999. However, as a result of the repositioning effort, the Partnership continued to incur increased direct container expenses in 1999. For the near-term, the General Partners plan to continue this repositioning effort.

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

Because of the decision to sell certain containers during 1998 and 1999, the Partnership wrote down the value of these specifically identified containers to their estimated fair value, which was based on recent sales prices. Due to unanticipated declines in container sales prices, the actual sales prices received on certain containers during 1999 was lower than the estimates used for the write-down recorded in 1998, resulting in the Partnership incurring losses upon the sale of some of these containers. The Partnership recorded additional write-downs during 1999 on previously written down containers and on certain other containers, which were identified as meeting the same criteria for sale. Until market conditions improve, the Partnership may incur further write-downs and/or losses on the sale of such containers. Should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to increase its depreciation rate for or write-down the value of container rental equipment.

For the near term the General Partners do not foresee material changes in existing market conditions and caution that utilization, lease rates and container sale prices could further decline, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's containers under short-term operating leases.

The balance of other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the nine-month period ended
September 30, 1999, the total of these other rental income items was $299, a decrease of $162 from the equivalent period in 1998. The decrease was primarily due to decreases in location and handling income of $143 and $35, respectively. Location income decreased due to decreases in charges to lessees for dropping off containers in certain locations. Handling income decreased due to decreases in container movement and in the average handling price charged per container during the nine-month period ended September 30, 1999 compared to the same period in 1998. The 14% decline in the average container fleet also contributed to these decreases.

Direct container expenses decreased $98, or 13%, from the nine-month period ending September 30, 1998 to the equivalent period in 1999. The decrease was primarily due to the decline in the average container fleet which contributed to the decreases in repositioning and insurance expenses of $90 and $20, respectively, partially offset by an increase in storage expense of $59. Repositioning expense decreased due to the decrease in the number of containers repositioned in the nine-month period ended September 30, 1999 compared to the same period in 1998. Insurance expense decreased due to a reduction in insurance premiums. Storage expense increased due to the decrease in average utilization noted above and due to an increase in the average storage cost per container during the nine-month period ended September 30, 1999 compared to the equivalent period in 1998.

Bad debt expense increased from a benefit of $36 for the nine-month period ended September 30, 1998 to an expense of $60 in the comparable period in 1999. The effect of insurance proceeds received during the nine-month period ended September 30, 1998, relating to certain receivables against which reserves had been recorded in 1994 and 1995, as well as the resolution of payment issues with one lessee during 1998, were primarily responsible for the benefit recorded in 1998 and, therefore, the fluctuation in bad debt expense between the periods.

Depreciation expense decreased $42, or 4%, from the nine-month period ended September 30, 1998 to the comparable period in 1999 primarily due to the decline in average fleet size and due to certain containers which were acquired used and have now been fully depreciated. This decrease was offset by an additional charge included in depreciation as described below.

New container prices have been declining since 1995, and the cost of new containers at year-end 1998 and during 1999, was significantly less than the cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at September 30, 1999 and December 31, 1998, and determined that a reduction to the carrying value of the containers held for continued use was not required, but that a write-down in value of certain containers identified for sale was required. During the year ended December 31, 1998 and the nine-month period ended September 30, 1999, the Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices.

At December 31, 1998, the Partnership recorded a write-down of $61 on 298 containers identified for sale in low demand locations. During the nine-month period ended September 30, 1999, the Partnership sold 195 of these previously written down containers for a gain of $3 and recorded an additional write-down of $79 on the remaining previously identified containers and 186 additional containers subsequently identified for sale in these locations.

If more containers in these or other locations are subsequently identified as available for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers.

Management fees to affiliates increased $12, or 4%, from the nine-month period ended September 30, 1998 to the comparable period in 1999 due to an increase in incentive management fees offset by a decrease in equipment management fees.
Incentive management fees, which are based on the Partnership's limited and general partner distributions and partners' capital, increased between the two periods primarily due to greater distributions paid in the nine-month period ended September 30, 1999 compared to the equivalent period in 1998. The decrease in equipment management fees resulted primarily from the decrease in rental income, upon which the management fee is primarily based. These fees were approximately 7% of rental income for the nine-month period ended September 30, 1999. Equipment management fees for the nine-month period ended September 30, 1998 were only 6% of rental income due to an adjustment resulting from the write-off of receivables for two lessees.

General and administrative costs to affiliates decreased $57, or 30%, from the nine-month period ended September 30, 1998 to the comparable period in 1999, primarily due to a decrease in the allocation of overhead costs from TEM as the Partnership represented a smaller portion of the total fleet managed by TEM.

Other expense decreased from income of $207 for the nine-month period ended September 30, 1998 to an expense of $27 for the comparable period in 1999. The decrease was primarily due to the fluctuation in gain (loss) on sale of containers from a gain of $136 for the nine-month period ended September 30, 1998 to a loss of $65 for the comparable period in 1999. The loss on sale of containers recorded during the nine-month period ended September 30, 1999 was primarily due to the Partnership selling containers in low demand locations at lower average sales prices as discussed above.

Net earnings per limited partnership unit decreased from $0.92 to $0.12 from the nine-month period ended September 30, 1998 to the same period in 1999, reflecting the decrease in net earnings allocated to limited partners from $1,356 to $176, respectively. The allocation of net earnings included a special allocation of gross income to the General Partners in accordance with the Partnership Agreement.


The following is a comparative analysis of the results of operations for the three-month periods ended September 30, 1999 and 1998.

The Partnership's income from operations for the three-month periods ending September 30, 1999 and 1998 was $91 and $356, respectively, on rental income of $773 and $1,088, respectively. The decrease in rental income of $315, or 29%, from the three-month period ended September 30, 1998 to the comparable period in 1999 was primarily attributable to a decrease in income from container rentals. Income from container rentals decreased $268, or 28%, primarily due to decreases in the average container fleet of 14%, average on-hire utilization of 10% and average rental rates of 6%. Leasing incentives also increased, adversely affecting rental income, however, the declines in utilization and fleet size had the most significant adverse effect on rental income.

Other rental income was $99 for the three-month period ended September 30, 1999, a decrease of $47 from the equivalent period in 1998. The decrease was primarily due to decreases in location and handling income of $31 and $9, respectively. Location income decreased primarily due to decreases in charges to lessees for dropping off containers in certain locations. Handling income decreased primarily due to a decrease in the average handling price charged per container during the nine-month period ended September 30, 1999 compared to the same period in 1998.

Direct container expenses decreased $31, or 14%, from the three-month period ending September 30, 1998 to the equivalent period in 1999. The decrease was primarily due to decreases in repositioning, maintenance and insurance expenses of $12, $11 and $7, respectively, and due to a smaller average container fleet. Repositioning expense decreased primarily due to the Partnership repositioning fewer containers during the three-month period ended September 30, 1999 compared to the comparable period in 1998. Maintenance expense decreased due to fewer containers requiring repair, offset by a higher average repair cost per container. Insurance expense decreased due to a reduction in insurance premiums.

Bad debt expense increased $12 from the three-month period ended September 30, 1998 to the comparable period in 1999. The resolution of payment issues with one lessee during 1998 was primarily responsible for the lower cost in 1998 and, therefore, the increase in bad debt expense between the periods.

Depreciation expense decreased $30, or 9%, from the three-month period ended September 30, 1998 to the comparable period in 1999 primarily due to the decline in average fleet size, offset by the additional depreciation charge of $11 to write-down the value of containers identified for sale.

Management fees to affiliates remained comparable at $107 for both three-month periods ended September 30, 1999 and 1998 primarily due to the increase in incentive management fees, offset by the decrease in equipment management fees for the reasons discussed above.

General and administrative costs to affiliates decreased $20, or 37%, from the three-month period ended September 30, 1998 to the comparable period in 1999 due to a decrease in the allocation of overhead costs from TEM.

Other income decreased from income of $27 for the three-month period ended September 30, 1998 to an expense of $46 for the comparable period in 1999. The decrease was primarily due to the increase in loss on sale of containers of $54, which resulted primarily from lower sales prices received on the sale of containers.

Net earnings per limited partnership unit decreased from $0.26 to $0.02 from the three-month period ended September 30, 1998 to the same period in 1999, reflecting the decrease in net earnings allocated to limited partners from $375 to $28, respectively. The allocation of net earnings included a special allocation of gross income to the General Partners made in accordance with the Partnership Agreement.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines, which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of September 30, 1999, which would result in such a risk materializing.

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


                                     TCC EQUIPMENT INCOME FUND
                                     A California Limited Partnership

                                     By Textainer Financial Services Corporation
                                     The Managing General Partner



                                     By _______________________________
                                        Ernest J. Furtado
                                        Senior Vice President


Date:  November 12, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________                 Senior Vice President,                         November 12, 1999
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 November 12, 1999
John A. Maccarone                        Officer)



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


                                     TCC EQUIPMENT INCOME FUND
                                     A California Limited Partnership

                                     By Textainer Financial Services Corporation
                                     The Managing General Partner



                                     By /s/Ernest J. Furtado
                                        _________________________________
                                        Ernest J. Furtado
                                        Senior Vice President


Date:  November 12, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date




/s/Ernest J. Furtado                     Senior Vice President,                         November 12, 1999
----------------------------             (Principal Financial and
Ernest J. Furtado                        Accounting Officer) and
                                         Secretary



/s/John A. Maccarone                     President (Principal Executive                 November 12, 1999
----------------------------             Officer)
John A. Maccarone