Form 10-K
period 1999-12-31
TCC EQUIPMENT INCOME FUND
filed 2000-03-28
CIK 820083

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


March 28, 2000


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of TCC Equipment Income Fund (the "Partnership") the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

                   For the fiscal year ended December 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ X ]

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

            In October 1998, the Registrant entered into its liquidation phase. During this phase, the Registrant will no longer add to its container fleet but will instead sell its containers (i) in one or more large transactions or (ii) gradually, either as they reach the end of their useful marine lives or when an analysis indicates that their sale is warranted based on existing market conditions and the container's age, location and condition. Sales proceeds, after reserves for working capital, will generally be distributed to the Partners. The Registrant will be terminated and dissolved on the earlier of December 31, 2007 or the sale of all or substantially all of its equipment.

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

            Container leasing companies and the Registrant operate in a similar manner by owning a worldwide fleet of new and used transportation containers and leasing these containers to international shipping companies hauling various types of goods among numerous trade routes. All lessees pay a daily rental rate and in certain markets may pay special handling fees and/or drop-off charges. In addition to these fees and charges, a lessee must either provide physical damage and liability insurance or purchase a damage waiver from the Registrant, in which case the Registrant agrees to pay the cost of repairing any physical damage to containers caused by lessees. Container leasing companies compete with one another on the basis of lease rates, availability of equipment and services provided. To ensure the availability of equipment to its customers, container leasing companies and the Registrant may pay to reposition containers from low demand locations to higher demand locations. By maintaining the highest leas rates and the highest equipment utilization factors allowed by market conditions, the Registrant attempts to generate revenue and profit. The majority of the Registrant's equipment is leased under master leases, which are comparable to the corporate rate agreements used by rental car companies. The master leases provide that the lessee, for a specified period of time, may rent containers at specific terms, conditions and rental rates. Although the terms of the master lease governing each container under lease do not vary, the number of containers in use can vary from time to time within the term of the master lease. The terms and conditions of the master lease provide that the lessee pays a daily rental rate for the entire time the container is in his possession (whether or not he is actively using it), is responsible for any damage, and must insure the container against liabilities. For a more detailed discussion of the leases for the Registrant's equipment, see "Leasing Policy" under "Business of the Partnership" in the Registrant's Prospectus as supplemented.

(c)(1)(ii)  Inapplicable.

(c)(1)(iii) Inapplicable.

(c)(1)(iv)  Inapplicable.

(c)(1)(v)   Inapplicable.

(c)(1)(vi)  Inapplicable.

(c)(1)(vii) No  single  lessee  generated  lease  revenue for  the  years  ended
            December 31, 1999, 1998 and 1997 which was 10% or more of the total revenue of the Registrant.

(c)(1)(viii)Inapplicable.

(c)(1)(ix)  Inapplicable.

(c)(1)(x) There are approximately 80 container leasing companies of which the top ten control approximately 91% of the total equipment held by all container leasing companies. The top two container leasing companies combined control approximately 36% of the total equipment held by all container leasing companies. Textainer Equipment Management Limited, an Associate General Partner of the Registrant and the manager of its marine container equipment, is the third largest container leasing company and manages approximately 13% of the equipment held by all container leasing companies. The customers for leased containers are primarily international shipping lines. The Registrant alone is not a material participant in the worldwide container leasing market. The principal methods of competition are price, availability and the provision of worldwide service to the international shipping community. Competition in the container leasing market has increased over the past few years. Since 1996, shipping alliances and other operational consolidations among shipping lines have allowed shipping lines to begin operating with fewer containers, thereby decreasing the demand for leased containers. Furthermore, primarily as a result of lower new container prices and low interest rates, shipping lines now own, rather than lease, a higher percentage of containers. The decrease in demand from shipping lines, along with the entry of new leasing company competitors offering low container rental rates, has increased competition among container lessors such as the Registrant.

(c)(1)(xi)  Inapplicable.

(c)(1)(xii) Inapplicable.

(c)(1)(xiii)The  Registrant  has  no  employees.  Textainer  Financial  Services
            Corporation (TFS), the Managing General Partner of the Registrant, is responsible for the overall management of the business of the Registrant and at December 31, 1999 had 4 employees. Textainer Equipment Management Limited (TEM), an Associate General Partner, is responsible for the management of the leasing operations of the Registrant and at December 31, 1999 had a total of 164 employees.

(d)         Financial Information  About  Foreign  and  Domestic  Operations and
            Export Sales.

            The Registrant is involved in the leasing of shipping containers to international shipping companies for use in world trade and approximately 15%, 20% and 14%, of the Registrant's rental revenue during the years ended December 31, 1999, 1998, and 1997, respectively, was derived from operations sourced or terminated domestically. These percentages do not reflect the proportion of the Partnership's income from operations generated domestically or in domestic waterways. Substantially all of the Partnership's income from operations is derived from assets employed in foreign operations. See "Business of the Partnership", and for a discussion of the risks of leasing containers for use in world trade, "Risk Factors" in the Registrant's Prospectus, as supplemented.

ITEM 2.     PROPERTIES

As of December 31, 1999, the Registrant owned the following types and quantities of equipment:

        20-foot standard dry freight containers                            2,577
        40-foot standard dry freight containers                            1,986
        40-foot high cube dry freight containers                           1,208
                                                                           -----
                                                                           5,771
                                                                           =====
During December 1999, approximately 78% of these containers were on lease to international shipping companies, and the balance were being stored at a large number of storage depots located worldwide. At December 31, 1999, approximately 3% of the Partnership's equipment had been specifically identified as being for sale.

For information about the Registrant's property, see "Business of the Partnership" in the Registrant's Prospectus, as supplemented. See also Item 7, "Results of Operations" regarding current, and possible future, write-downs of some of the Registrant's property.

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

(a)(1)(ii)        Inapplicable.

(a)(1)(iii)       Inapplicable.

(a)(1)(iv)        Inapplicable.

(a)(1)(v)         Inapplicable.

(a)(2)            Inapplicable.

(b)      Holders.

(b)(1) As of January 1, 2000, there were 1,971 holders of record of limited partnership interests in the Registrant.

(b)(2)            Inapplicable.

(c)      Dividends.

                  Inapplicable.

For details of the distributions which are made quarterly by the Registrant to its limited partners, see Item 6, "Selected Financial Data."

ITEM 701:         Inapplicable.

ITEM 6.       SELECTED FINANCIAL DATA.

                                                          (Amounts in thousands except for per unit amounts)
                                                                      Year Ended December 31,
                                         ----------------------------------------------------------------------------------
                                              1999             1998            1997             1996            1995
                                              ----             ----            ----             ----            ----

Rental income.......................        $  3,204         $  4,358        $  4,784         $  5,383        $  6,479

Net earnings........................        $    458         $  1,569        $  1,814         $  2,382        $  2,668

Net earnings per unit
  of limited partnership
  interest..........................        $   0.27         $   1.02        $   1.21         $   1.60        $   1.79

Distributions per unit of
  limited partnership
  interest..........................        $   2.85         $   2.50        $   2.00         $   2.00        $   1.95

Distributions per unit of
  limited partnership
  interest representing
  a return of capital...............        $   2.58         $   1.48        $   0.79         $   0.40        $   0.16

Total assets........................        $ 12,465         $ 16,271        $ 18,560         $ 20,049        $ 20,914


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              (Amounts in thousands except for unit and per unit amounts)

The Financial Statements contain information, which will assist in evaluating the financial condition of the Partnership for the years ended December 31, 1999, 1998 and 1997. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From October 1987 until October 1989, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $1,000 on April 8, 1988, and on October 26, 1989, the Partnership's offering of limited partnership interests was closed at $29,491.

In October 1998, the Partnership entered its liquidation phase, which may last between two to six or more years depending on whether the containers are sold
(i) in one or more large transactions or (ii) gradually, either as they reach the end of their useful marine lives or when an analysis indicates that their sale is warranted based on existing market conditions and the container's age, location and condition. The Partnership anticipates that all excess cash, after redemptions and working capital reserves, will be distributed to the general and limited partners on a quarterly basis. These distributions will consist of cash from operations and/or cash from sales proceeds. As the Partnership's container fleet decreases, cash from operations is expected to decrease, while cash from investing activities is expected to fluctuate based on the number of containers sold and the actual sales price per container received. Consequently, the Partnership anticipates that a large portion of all future distributions will be a return of capital.

The final termination and winding up of the Partnership, as well as payment of liquidating and/or final distributions, will occur at the end of the liquidation phase when all or substantially all of the Partnership's containers have been sold and the Partnership begins its dissolution.

From time to time, the Partnership redeems units from Limited Partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the year ended December 31, 1999, the Partnership redeemed 1,750 units for a total dollar amount of $15.

The Partnership invests working capital and cash flow from operations and investing activities prior to its distribution to the partners in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

During the year ended December 31, 1999, the Partnership declared cash distributions to limited partners pertaining to the fourth quarter of 1998 through the third quarter of 1999, in the amount of $4,183. This amount represents $2.85 per unit, or 14.25% of the Limited Partner's original investment. On a cash basis, $1,921 of total distributions was from operations and the balance was a return of capital. On a GAAP basis, $3,781 of total distributions was a return of capital and the balance was from net income.

Net cash provided by operating activities for the years ended December 31, 1999 and 1998, was $1,921 and $3,042, respectively. The decrease of $1,121, or 37%, was primarily attributable to decreases in net earnings, adjusted for non-cash transactions and fluctuations in accounts receivable, excluding write-offs, offset by the fluctuations in due from affiliates, net. Net earnings, adjusted for non-cash transactions decreased primarily due to the decrease in rental income, which is discussed more fully in "Results of Operations". The decrease in accounts receivable of $101 for the year ended December 31, 1999 was primarily due to the decrease in rental income, offset by an increase in the average collection period of accounts receivable. The decrease in accounts receivable, excluding write-offs, of $556 for the comparable period in 1998 was primarily due to the decline in rental income and a decline in the average collection period of accounts receivable. The fluctuations in due from affiliates, net, resulted from timing differences in payment of expenses and fees and the remittance of net rental revenues.

For the year ended December 31, 1999, net cash provided by investing activities (the purchase and sale of containers) was $1,235 compared to $1,498 for the comparable period in 1998. The decrease of $263 was primarily due to the Partnership selling fewer containers and receiving a lower average sales price per container during the year ended December 31, 1999 compared to the equivalent period in 1998. The Partnership has recently sold and plans to continue to sell certain containers in low demand locations. These sales have been driven not only by the liquidation plans discussed above, but also by certain adverse market conditions. Current market conditions have also had an adverse effect on the average sales price recently realized on the sale of containers. The sale of containers and these market conditions are discussed more fully under "Results of Operations".

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the years ended December 31, 1999, 1998 and 1997, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                     1999        1998       1997
                                                     ----        ----       ----

      Beginning container fleet...............      6,769       7,887      7,849
      Ending container fleet..................      5,771       6,769      7,887
      Average container fleet.................      6,270       7,328      7,868

The average container fleet decreased 14% from the year ended December 31, 1998 to the equivalent period in 1999 due to the continuing sale of containers (i) that had reached the end of their useful lives and (ii) that an analysis had indicated that their sale was warranted. Included in this second group were containers located in low demand locations. The Partnership expects that the size of its container fleet will further decline as additional containers are sold for these reasons and as the Partnership continues its liquidation plans. The decline in the container fleet has contributed to an overall decline in rental income from the year ended December 31, 1998 to the equivalent period in 1999. This decline is expected to continue in future years, as the size of the Partnership's container fleet continues to decrease.

Rental income and direct container expenses are also affected by the average utilization of the container fleet, which was 73%, 80% and 79% during the years ended December 31, 1999, 1998 and 1997, respectively. In addition, rental income is affected by daily rental rates.

The following is a comparative analysis of the results of operations for the years ended December 31, 1999, 1998 and 1997.

The Partnership's income from operations for the years ended December 31, 1999 and 1998 was $444 and $1,407, respectively, on rental income of $3,204 and $4,358, respectively. The decrease in rental income of $1,154, or 26%, from the year ended December 31, 1998 to the comparable period in 1999 was primarily attributable to a decrease in income from container rentals, the major component of total revenue, which decreased $1,019, or 27%. This decrease was primarily due to decreases in the average container fleet of 14%, average on-hire utilization of 9% and average rental rates of 6%. The decline in the size of the container fleet, which is discussed above, and the decline in utilization had the most significant adverse effect on rental income.

The Partnership's income from operations for the years ended December 31, 1998 and 1997 was $1,407 and $1,536, respectively, on rental income of $4,358 and $4,784, respectively. The decrease in rental income of $426, or 9%, from the year ended December 31, 1997 to the comparable period in 1998 was primarily attributable to a decrease in income from container rentals, which decreased $445, or 10%. This decrease was primarily due to decreases in the average container fleet of 7% and average rental rates of 4% and was offset by an increase in average on-hire utilization of 1%.

Since 1996, the container leasing industry has been adversely affected by lower demand for leased containers, increased competition and a trade imbalance, which have resulted in declining utilization and rental rates and increased costs.

Demand for leased containers decreased due to changes in the business of shipping line customers as a result of (i) over-capacity resulting from the additions of new, larger ships to the existing container ship fleet at a rate in excess of the growth rate in containerized cargo trade; (ii) shipping line alliances and other operational consolidations that have allowed shipping lines to operate with fewer containers; and (iii) shipping lines purchasing containers to take advantage of low prices and favorable interest rates.

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

The weakening of many Asian currencies in 1998 resulted in a significant increase in exports from Asia to North America and Europe and a corresponding decrease in imports into Asia from North America and Europe. This trade imbalance created a weak demand for containers in North America and Europe and a strong demand for containers in Asia, which resulted in a decline in leasing incentives in Asia, but contributed to a further decline in average utilization and rental rates for the fleet managed by TEM. This imbalance has also resulted in an unusually high build-up of containers in lower demand locations. To alleviate the container build-up, the Partnership has repositioned newer containers to higher demand locations. However, as a result of this effort, the Partnership has incurred increased direct container expenses during 1998 and 1999.

In addition to repositioning containers, the Partnership has sold certain containers located in lower demand locations. The decision to sell these containers was based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. The majority of the containers sold during 1998 and 1999 were older containers as the expected economic benefit of continuing to own these containers was significantly less than that of newer containers, primarily due to their shorter remaining marine life, the cost to reposition containers and shipping lines' preference for leasing newer containers.

Once the decision had been made to sell certain containers during 1998 and 1999, the Partnership wrote down the value of these specifically identified containers to their estimated fair value, which was based on recent sales prices. Due to unanticipated declines in container sales prices, the actual sales prices received on some containers during 1999 were lower than the estimates used for the write-down, resulting in the Partnership incurring losses upon the sale of some of these containers. The Partnership recorded additional write-downs during 1999 on previously written down containers and on containers subsequently identified for sale. Until market conditions improve, the Partnership may incur further write-downs and/or losses on the sale of such containers. Should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to increase its depreciation rate or write-down the value for some or all of its container rental equipment.

Although average utilization during the year ended December 31, 1999 was lower than the comparable period in 1998 for the reasons discussed above, utilization has been steadily improving during the second half of 1999 and has remained stable into the beginning of 2000. This improvement in utilization was due to slight improvements in demand for leased containers and the trade imbalance primarily as a result of the improvement in certain Asian economies and a related increase in exports out of Europe. Although the General Partners do not foresee material changes in existing market conditions for the near term, they are cautiously optimistic that the current level of utilization might be maintained during 2000. However, the General Partners caution that utilization, lease rates and container sale prices could also decline, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's containers under short-term operating leases. At December 31, 1999, 1998, and 1997, there were 29, 26 and 112 containers under direct finance leases, respectively.

The balance of other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the year ended December 31, 1999, the total of these other rental income items was $400, a decrease of $135 from the equivalent period in 1998. The decrease was primarily due to decreases in location and handling income of $106 and $37, respectively. Location income decreased primarily due to a decrease in charges to lessees for dropping off containers in certain locations. This decrease was in the lessees' favor and was driven by the market conditions discussed above. Handling income decreased due to decreases in container movement and in the average handling price charged per container during the year ended December 31, 1999 compared to the equivalent period in 1998.

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

Direct container expenses decreased $82, or 9%, from the year ended December 31, 1998 to the equivalent period in 1999. The decrease was primarily due to the decline in the average container fleet which contributed to the decreases in repositioning, insurance and handling expenses of $72, $22 and $20, respectively, partially offset by an increase in DPP expense of $46. Repositioning expense decreased due to the decrease in the number of containers repositioned during the year ended December 31, 1999 compared to the same period in 1998. Insurance expense decreased due to a reduction in insurance premiums. Handling expense decreased primarily due to the decrease in container movement. DPP expense increased primarily due to an increase in the average repair cost per DPP container from the year ended December 31, 1998 to the comparable period in 1999.

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

Bad debt expense (benefit) was $51, ($40), and $57 for the years ended December 31, 1999, 1998 and 1997, respectively. The effect of insurance proceeds received during the year ended 1998 relating to certain receivables against which reserves had been recorded in 1994 and 1995, as well as the resolution of payment issues with one lessee during 1998, were primarily responsible for the benefit recorded in 1998 and, therefore, the fluctuation in bad debt expense (benefit) between the periods.

Depreciation expense decreased $127, or 9%, and $120, or 8%, from the years ended December 31, 1998 to 1999 and December 31, 1997 to 1998, respectively. The decreases were primarily due to the decline in the average fleet size and due to certain containers which were acquired used and have now been fully depreciated. These decreases were offset by additional charges included in depreciation as described below.

New container prices have been declining since 1995, and the cost of new containers at year-end 1998 and during 1999, was significantly less than the cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at December 31, 1998 and 1999, and determined that a reduction to the carrying value of the containers held for continued use was not required, but that a write-down in value of certain containers identified for sale was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell.

During the fourth quarter of 1998, the Partnership recorded a write-down of $61 on 298 containers identified for sale. During the year ended December 31, 1999, the Partnership recorded additional write-downs of $105 on previously written down containers and on 245 containers subsequently identified for sale. The Partnership sold 478 previously written down containers for a loss of $6. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs, primarily due to unexpected declines in container sale prices. Additionally, the Partnership incurred losses of $27 on the sale of containers that had not been written-down.

If container sales prices continue to decline and/or current market conditions persist, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers as it continues to identify containers for sale, in accordance with its liquidation phase.

Management fees to affiliates decreased $32, or 7%, from the year ended December 31, 1998 to the comparable period in 1999 due to a decrease in equipment management fees, offset by an increase in incentive management fees. Equipment management fees decreased $54, or 19%, primarily due to the decrease in rental income upon which equipment management fees are primarily based. These fees were approximately 7% of rental income for the year ended December 31, 1999. Equipment management fees for the year ended December 31, 1998 were only 6% of rental income due to an adjustment resulting from the write-off of receivables for two lessees. Incentive management fees, which are based on the Partnership's limited and general partner distribution percentage and partners' capital, increased $22, or 14%, primarily due to greater distributions paid in the year ended December 31, 1999 compared to the same period in 1998.

Management fees to affiliates decreased $28, or 6%, from the year ended December 31, 1997 to the comparable period in 1998 due to a decrease in equipment management fees, offset by an increase in incentive management fees. Equipment management fees decreased $59, or 18%, due to an adjustment resulting from the write-off of receivables for two lessees and due to the decrease in rental income. Incentive management fees increased $31, or 25%, due to greater distributions paid in the year ended December 31, 1998 compared to the same period in 1997.

General and administrative costs to affiliates decreased $68, or 29%, and $55, or 19%, from the years ended December 31, 1998 to 1999 and December 31, 1997 to 1998, respectively. These decreases were due to decreases in overhead costs allocated by TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM and due to lower costs allocated by TFS as a result of the decease in fleet size.

Other income decreased $148, or 91%, from the year ended December 31, 1998 to the year ended December 31, 1999. The decrease was due to the fluctuation in gain (loss) on sale of containers from a gain of $68 to a loss of $33 and the decrease in interest income, net of $47. The loss on sale of containers recorded during the year ended December 31, 1999 was primarily due to the Partnership selling 520 containers primarily in low demand locations at lower average sale prices as discussed above.

Other income decreased $116, or 42%, from the year ended December 31, 1997 to the year ended December 31, 1998, due to a decrease in gain on sale of containers of $155, offset by an increase in interest income of $39. Gain on sale of containers decreased primarily due to the Partnership selling containers located in low demand locations at lower average sales prices.

Net earnings per limited partnership unit decreased from $1.02 to $0.27, and from $1.21 to $1.02 from the years ended December 31, 1998 to 1999 and from December 31, 1997 to 1998, respectively. These decreases reflect the decreases in net earnings allocated to limited partners from $1,494 to $402 from the year ended December 31, 1998 to 1999 and from $1,783 to $1,494 from December 31, 1997 to 1998. The allocation of net earnings for the years ended December 31, 1999 1998 and 1997 included a special allocation to the General Partners of $51, $59, and $13, respectively, in accordance with the Partnership Agreement.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines, which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of December 31, 1999, which would result in such a risk materializing.

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

Effect of Date Crossing to Year 2000

There has been no material effect on the Partnership's financial condition and results of operations as a result of problems arising from computer systems' abilities to process dates beyond January 1, 2000. The General Partners do not currently expect any such problems to arise within their own computer systems. The likelihood that a failure in a third party's system would occur and have a significant adverse effect on the Partnership's operations seems increasingly remote, but no assurance can be given that, due to unforeseen circumstances, such an event could not occur. Therefore, the Partnership's contingency plan remains in place; that is, the General Partners continue to remain capable of switching temporarily to manual operations in the event of a computer system's failure. There can be no assurance, however, that switching to manual operations would prevent all adverse effects of any future year 2000 problem.

Forward Looking Statements

The foregoing includes forward-looking statements and predictions about possible or future events, results of operations and financial condition. These statements and predictions may prove to be inaccurate, because of the assumptions made by the Partnership or the General Partners or the actual development of future events. No assurance can be given that any of these forward-looking statements or predictions will ultimately prove to be correct or even substantially correct. The risks and uncertainties in these forward-looking statements include, but are not limited to, changes in demand for leased containers, changes in global business conditions and their effect on world trade, future modifications in the way in which the Partnership's lessees conduct their business or of the profitability of their business, increases or decreases in new container prices or the availability of financing therefor, alterations in the costs of maintaining and repairing used containers, increases in competition, changes in the Partnership's ability to maintain insurance for its containers and its operations, the effects of political conditions on worldwide shipping and demand for global trade or of other general business and economic cycles on the Partnership, as well as other risks detailed herein and from time to time in the Partnership's filings with the Securities and Exchange Commission. The Partnership does not undertake any obligation to update forward-looking statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Inapplicable.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

             Attached pages 14 to 26.

                         Independent Auditors' Report


The Partners
TCC Equipment Income Fund:

We have audited the accompanying balance sheets of TCC Equipment Income Fund (a California limited partnership) as of December 31, 1999 and 1998, and the related statements of earnings, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TCC Equipment Income Fund as of December 31, 1999 and 1998, and the results of its operations, its partners' capital, and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                      KPMG LLP




San Francisco, California
February 18, 2000



TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Balance Sheets

December 31, 1999 and 1998
(Amounts in thousands)
---------------------------------------------------------------------------------------------------------


                                                                            1999                1998
                                                                     -----------------   ----------------


Assets
Container rental equipment, net of accumulated
   depreciation of $8,217 (1998:  $9,373)                              $       10,675    $        13,153
Cash                                                                              862              1,959
Net investment in direct finance leases (note 4)                                   42                 18
Accounts receivable, net of allowance
   for doubtful accounts of $178 (1998:  $134)(note 6)                            751                896
Due from affiliates, net (note 2)                                                 130                239
Prepaid expenses                                                                    5                  6
                                                                      ----------------     --------------

                                                                       $       12,465    $        16,271
                                                                      ================     ==============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                    $          136    $           128
   Accrued liabilities                                                             46                 33
   Accrued recovery costs (note 1(j))                                              33                 22
   Accrued damage protection plan costs (note 1(k))                               105                 83
   Warranty claims (note 1(l))                                                     68                132
                                                                       ---------------     --------------

       Total liabilities                                                          388                398
                                                                       ---------------     --------------

Partners' capital:
   General partners                                                                 -                  -
   Limited partners                                                            12,077             15,873
                                                                       ---------------     --------------

       Total partners' capital                                                 12,077             15,873
                                                                       ---------------     --------------


                                                                       $       12,465      $      16,271
                                                                       ===============     ==============


See accompanying notes to financial statements




TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Earnings

Years ended  December 31, 1999,  1998 and 1997
(Amounts in thousands  except for unit and per unit amounts)
---------------------------------------------------------------------------------------------------



                                                        1999             1998             1997
                                                  ---------------- ---------------  ---------------

Rental income                                      $        3,204  $        4,358   $        4,784
                                                  ---------------- ---------------  ---------------

Costs and expenses:
   Direct container expenses                                  801             883              876
   Bad debt expense (benefit)                                  51             (40)              57
   Depreciation (note 1(e))                                 1,225           1,352            1,472
   Professional fees                                           68              39               39
   Management fees to affiliates (note 2)                     401             433              461
   General and administrative costs
      to affiliates (note 2)                                  165             233              288
   Other general and administrative costs                      49              51               55
                                                  ---------------- ---------------  ---------------

                                                            2,760           2,951            3,248
                                                  ---------------- ---------------  ---------------

   Income from operations                                     444           1,407            1,536
                                                  ---------------- ---------------  ---------------

Other income:
   Interest income, net                                        47              94               55
   (Loss) gain on sale of containers                          (33)             68              223
                                                  ---------------- ---------------  ---------------

                                                               14             162              278
                                                  ---------------- ---------------  ---------------

    Net earnings                                   $          458  $        1,569   $        1,814
                                                  ================ ===============  ===============

Allocation of net earnings (note 1(g)):
   General partners                                $           56  $           75   $           31
   Limited partners                                           402           1,494            1,783
                                                  ---------------- ---------------  ---------------

                                                   $          458  $        1,569   $        1,814
                                                  ================ ===============  ===============
Limited partners' per unit share
   of net earnings                                 $         0.27  $         1.02   $         1.21
                                                  ================ ===============  ===============

Limited partners' per unit share
   of distributions                                $         2.85  $         2.50   $         2.00
                                                  ================ ===============  ===============

Weighted average number of limited
   partnership units outstanding (note 1(m))            1,467,029       1,470,342        1,471,779
                                                  ================ ===============  ===============



See accompanying notes to financial statements



TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Partners' Capital

Years ended December 31, 1999, 1998 and 1997
(Amounts in thousands)
------------------------------------------------------------------------------------------------------




                                                               Partners' Capital
                                               -------------------------------------------------------

                                                  General              Limited               Total
                                               -------------        ------------         -------------


Balances at December 31, 1996                 $         (36)       $      19,248        $      19,212

Distributions                                           (31)              (2,944)              (2,975)

Net earnings                                             31                1,783                1,814
                                               -------------        ------------         -------------


Balances at December 31, 1997                           (36)              18,087               18,051
                                               -------------        ------------         -------------



Distributions                                           (39)              (3,677)              (3,716)

Redemptions (note 1(n))                                   -                  (31)                 (31)

Net earnings                                             75                1,494                1,569
                                               -------------        ------------         -------------


Balances at December 31, 1998                             -               15,873               15,873
                                               -------------        ------------         -------------



Distributions                                           (56)              (4,183)              (4,239)

Redemptions (note 1(n))                                   -                  (15)                 (15)

Net earnings                                             56                  402                  458
                                               ------------         ------------         -------------


Balances at December 31, 1999                 $           -        $      12,077        $      12,077
                                               =============        ============         =============





See accompanying notes to financial statements




TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Cash Flows

Years ended December 31, 1999, 1998 and 1997
(Amounts in thousands)
---------------------------------------------------------------------------------------------------------------------



                                                                          1999             1998             1997
                                                                     -------------    -------------    --------------


Cash flows from operating activities:
     Net earnings                                                    $        458     $      1,569     $       1,814
     Adjustments to reconcile net earnings to
       net cash provided by operating activities:
         Depreciation (note 1(e))                                           1,225            1,352             1,472
         Increase (decrease) in allowance for doubtful
             accounts, excluding write-off (note 6)                            44             (110)              (52)
         Loss (gain) on sale of containers                                     33              (68)             (223)
         (Increase) decrease in assets:
            Net investment in direct finance leases                            13              130               335
            Accounts receivable, excluding write-off (note 6)                 101              556               264
            Due from affiliates, net                                           56             (311)            1,120
            Prepaid expenses                                                    1               35               (31)
         Increase (decrease) in liabilities:
            Accounts payable and accrued liablilties                           21              (23)               23
            Accrued recovery costs                                             11               (6)               11
            Accrued damage protection plan costs                               22              (18)              (29)
            Warranty claims                                                   (64)             (64)              (64)
                                                                     -------------    -------------    --------------


              Net cash provided by operating activities                     1,921            3,042             4,640
                                                                     -------------    -------------    --------------


Cash flows from investing activities:
     Proceeds from sale of containers                                       1,232            1,524             1,590
     Container purchases                                                        3              (26)           (3,342)
                                                                     -------------    -------------    --------------


              Net cash provided by (used in) investing activities           1,235            1,498            (1,752)
                                                                     -------------    -------------    --------------


Cash flows from financing activities:
     Redemptions of limited partnership units                                 (15)             (31)                -
     Distributions to partners                                             (4,238)          (3,716)           (2,975)
                                                                     -------------    -------------    --------------


              Net cash used in financing activities                        (4,253)          (3,747)           (2,975)
                                                                     -------------    -------------    --------------


Net (decrease) increase in cash                                            (1,097)             793               (87)
Cash at beginning of period                                                 1,959            1,166             1,253
                                                                     -------------    -------------    --------------


Cash at end of period                                                $        862     $      1,959     $       1,166
                                                                     =============    =============    ==============




See accompanying notes to financial statements



TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Cash Flows--Continued
Years ended December 31, 1999, 1998 and 1997
(Amounts in thousands)
------------------------------------------------------------------------------------------------------------------


Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received by the Partnership as of December 31, 1999, 1998, 1997 and 1996, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows.

                                                                       1999         1998          1997        1996
                                                                       ----         ----          ----        ----

Container purchases included in:
   Due to affiliates........................................          $   -        $   -          $ 12      $    1
   Container purchases payable..............................              -            -             -         269

Distributions to partners included in:
   Due to affiliates........................................              3            2             2           2

Proceeds from sale of containers included in:
   Due from affiliates......................................            150          204           296         327

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

                                                                                    1999          1998        1997
                                                                                    ----          ----        ----

Container purchases recorded..............................................        $   (3)       $   14     $ 3,084
Container purchases paid..................................................            (3)           26       3,342

Distributions to partners declared........................................         4,239         3,716       2,975
Distributions to partners paid............................................         4,238         3,716       2,975

Proceeds from sale of containers recorded.................................         1,178         1,432       1,559
Proceeds from sale of containers received.................................         1,232         1,524       1,590


The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to net investment in direct finance leases. The carrying values of containers transferred during the years ended December 31, 1999, 1998 and 1997 were $37, $19 and $3, respectively.

See accompanying notes to financial statements

TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Notes to Financial Statements
Years ended December 31, 1999, 1998 and 1997
(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

Note 1.   Summary of Significant Accounting Policies

          (a)   Nature of Operations

          TCC Equipment Income Fund (TEIF or the Partnership), a California limited partnership with a maximum life of 20 years, was formed on August 3, 1987. The Partnership was formed to engage in the business of owning, leasing and selling both new and used containers related to the international containerized cargo shipping industry, including, but not limited to, containers, trailers, and other container-related equipment. TEIF offered units representing limited partnership interests (Units) to the public until October 26, 1989, the close of the offering period, when a total of 1,474,559 Units had been purchased for a total of $29,491.

          In January 1998, the Partnership ceased purchasing containers and in October 1998, the Partnership began its liquidation phase. This phase may last between two to six or more years depending on whether the containers are sold (i) in one or more large transactions or (ii) gradually, either as they reach the end of their marine useful lives or when an analysis indicates that their sale is warranted based on the container's age, location and condition. The Partnership anticipates that all excess cash, after redemptions and working capital reserves, will be distributed to the limited and general partners on a quarterly basis.

          The final termination and winding up of the Partnership, as well as payment of liquidating and/or final distributions, will occur at the end of the liquidation phase when all or substantially all of the Partnership's containers have been sold and the Partnership begins its dissolution.

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

          (b)   Basis of Accounting

          The Partnership utilizes the accrual method of accounting. Revenue is recorded when earned according to the terms of the equipment rental contracts. These contracts are classified as operating leases or direct finance leases if they so qualify under Statement of Financial Accounting Standards No. 13: "Accounting for Leases". Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's containers under short-term operating leases.

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

          (d)   Fair Value of Financial Instruments

          In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the Partnership calculates the fair value of financial instruments and includes this additional information in the notes to the financial statements when the fair value is different than the book value of those financial instruments. At December 31, 1999 and 1998, the fair value of the Partnership's financial instruments approximates the related book value of such instruments.

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

          New container prices have been declining since 1995, and the cost of new containers at year-end 1998 and during 1999, was significantly less than the cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at December 31, 1997 and determined that a reduction to the carrying value of containers was not required. During the years ended December 31, 1998 and 1999, the Partnership determined that a reduction to the carrying value of the containers held for continued use was not required, but that a write-down in value of certain containers identified for sale was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell. The write-downs were included in depreciation expense.

          During the fourth quarter of 1998, the Partnership recorded a write-down of $61 on 298 containers identified for sale. During the year ended December 31, 1999, the Partnership recorded additional write-downs of $105 on previously written down containers and on 245 containers subsequently identified for sale. The Partnership sold 478 previously written down containers for a loss of $6. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs, primarily due to unexpected declines in container sales prices. Additionally, the Partnership incurred losses of $27 on the sale of containers that had not been written-down.

          If more containers are subsequently identified as for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers. The Partnership will continue to evaluate the recoverability of the recorded amounts of container rental equipment and cautions that a write-down of container rental equipment and/or an increase in its depreciation rate may be required in future periods for some or all of its container rental equipment.

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

          No single lessee accounted for more than 10% of the Partnership's revenues for the years ended December 31, 1999, 1998 and 1997.

          (g)   Allocation of Net Earnings and Partnership Distributions

          In accordance with the Partnership Agreement, Sections 3.08 through 3.11, net earnings or losses and distributions are generally allocated 1% to the General Partners and 99% to the Limited Partners. Effective October 1998, the allocation of distributions to the General Partners was increased to 1.3% in accordance with Section 2.05 of the Partnership Agreement. If the allocation of distributions exceeds the allocation of net earnings and creates a deficit in the General Partners' aggregate capital account, the Partnership Agreement provides for a special allocation of income equal to the amount of the deficit.

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

          (i)   Acquisition Fees

          In accordance with the Partnership Agreement, acquisition fees equal to 5% of the container purchase price were paid to TAS. These fees were capitalized as part of the cost of the containers.

          (j)   Recovery Costs

          The Partnership accrues an estimate for recovery costs as a result of defaults under its leases that it expects to incur, which are in excess of estimated insurance proceeds. At December 31, 1999 and 1998, the amounts accrued were $33 and $22, respectively.

          (k)   Damage Protection Plan

          The Partnership offers a Damage Protection Plan (DPP) to lessees of its containers. Under the terms of DPP, the Partnership earns additional revenues on a daily basis and, in return, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the Partnership's obligation for estimated future repair costs. DPP expenses are included in direct container expenses in the Statements of Earnings and the related reserve at December 31, 1999 and 1998, was $105 and $83, respectively.

          (l)   Warranty Claims

          During 1992 and 1995, the Partnership settled warranty claims against a container manufacturer. The Partnership is amortizing the settlement amounts over the remaining estimated useful life of the applicable containers (seven years), reducing maintenance and repair costs over that time. At December 31, 1999 and 1998, the unamortized portion of the settlement amounts was equal to $68 and $132, respectively.

          (m)  Limited Partners'Per Unit Share of Net Earnings and Distributions

          Limited partners' per unit share of both net earnings and distributions were computed using the weighted average number of units outstanding during each year of the Partnership's operations which was 1,467,029, 1,470,342, and 1,471,779 during the years ended December 31, 1999, 1998 and 1997, respectively.

          (n)   Redemptions

          The following redemption offerings were consummated by the Partnership during the years ended December 31, 1999 and 1998:

                                                           Units              Average
                                                          Redeemed        Redemption Price     Amount Paid
                                                          --------        ----------------     -----------

          Total Partnership redemptions as of
          December 31, 1997......................          2,775             $  8.29               $  23
                                                           -----                                      --


          Year ended December 31, 1998:
                3rd quarter......................          2,750             $ 10.55                  29
                4th quarter......................            250             $  8.00                   2
                                                           -----                                      --
                                                           3,000             $ 10.33                  31
                                                           -----                                      --

          Year ended December 31, 1999:
                1st quarter......................          1,750             $  8.57                  15
                                                           -----                                      --


          Total Partnership redemptions as of
           December 31, 1999.....................          7,525             $  9.17               $  69
                                                           =====                                      ==

          There were no units redeemed during 1997. The redemption price is fixed by formula.

Note 2.   Transactions with Affiliates

          As part of the operation of the Partnership, the Partnership is to pay to the General Partners, or TAS prior to its liquidation, an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $1 and $159 of equipment acquisition fees as part of container rental equipment costs during the years ended December 31, 1998 and 1997, respectively. There were no acquisition fees incurred during the year ended December 31, 1999. The Partnership incurred $177, $155 and $124 of incentive management fees during the years ended December 31, 1999, 1998 and 1997, respectively. No equipment liquidation fees were incurred during these periods.

          The Partnership's containers are managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net, at December 31, 1999 and 1998.

          Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. For the years ended December 31, 1999, 1998 and 1997, equipment management fees totaled $224, $278, and $337, respectively. The Partnership's containers are leased by TEM to third party lessees on operating master leases, spot leases, term leases and full payout net leases. The majority of the Partnership's leases are operating leases with limited terms and no purchase option.

          Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TEM and TFS. Total general and administrative costs allocated to the Partnership were as follows:

                                                    1999        1998        1997
                                                    ----        ----        ----

            Salaries                             $    92      $  126      $  157
            Other                                     73         107         131
                                                    ----         ---         ---
              Total general and
                 administrative costs             $  165      $  233      $  288
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

                                                   1999        1998        1997
                                                   ----        ----        ----

            TEM                                  $  147      $  211      $  253
            TFS                                      18          22          35
                                                   ----        ----        ----
               Total general and
                 administrative costs            $  165      $  233      $  288
                                                    ===         ===         ===

          At December 31, 1999 and 1998, due from affiliates, net, is comprised of:

                                                         1999              1998
                                                         ----              ----
             Due from affiliates:
              Due from TL...........................    $   -             $   1
              Due from TEM..........................      161               254
                                                          ---               ---
                                                          161               255
                                                          ---               ---
             Due to affiliates:
              Due to TCC............................        3                 6
              Due to TFS............................       28                10
                                                          ---               ---
                                                           31                16
                                                          ---               ---

             Due from affiliates, net                   $ 130             $ 239
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

Note 3.   Rentals Under Operating Leases

          The following are the future minimum rent receivables under cancelable long-term operating leases at December 31, 1999. Although the leases are generally cancelable at the end of each twelve-month period with a penalty, the following schedule assumes that the leases will not be terminated.

          Year ending December 31,

          2000................................................            $ 177
          2001................................................               31
          2002................................................               27
          2003................................................               14
                                                                           ----

          Total minimum future rentals receivable.............            $ 249
                                                                           ====

Note 4.  Direct Finance Leases

          The Partnership has leased containers under direct finance leases with terms ranging from two to five years. The components of the net investment in direct finance leases as of December 31, 1999 and 1998 are as follows:

                                                               1999        1998
                                                               ----        ----
          Future minimum lease payments receivable........     $ 49        $ 20
          Residual value..................................        3           2
          Less: unearned income...........................      (10)         (4)
                                                                ----       ----

          Net investment in direct finance leases.........     $ 42       $  18
                                                                ====       ====


          The   following  is  a   schedule  by year of minimum  lease  payments
          receivable under the direct finance leases at December 31, 1999:

          Year ending December 31:

          2000...............................................            $   18
          2001...............................................                12
          2002...............................................                 9
          2003...............................................                 8
          2004...............................................                 2
                                                                            ---

          Total minimum lease payments receivable............            $   49
                                                                            ===

          Rental income for the years ended  December 31, 1999,  1998, and  1997
          includes   $5, $50, and  $45,  respectively, of income   from   direct
          finance leases.

Note 5.   Income Taxes

          At December 31, 1999, 1998 and 1997, there were temporary differences of $7,282, $8,137, and $8,445, respectively, between the financial statement carrying value of certain assets and liabilities and the federal income tax basis of such assets and liabilities. The reconciliation of net income for financial statement purposes to net income for federal income tax purposes for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                                                 1999            1998           1997
                                                                                 ----            ----           ----

          Net income per financial statements....................             $   458         $ 1,569        $ 1,814

          Increase (decrease) in provision for bad debt..........                  44            (501)           (52)
          Depreciation for federal income tax purposes
           in excess of  depreciation for financial
           statement purposes....................................                (357)           (429)          (246)
          Gain on sale of fixed assets for federal income
           tax purposes in excess of gain (loss) recognized
           for financial statement purposes......................               1,210           1,320          1,357
          Increase (decrease) in damage protection
           plan reserve..........................................                  22             (18)           (29)
          Warranty reserve income for tax purposes in
           excess of financial statement purposes................                 (64)            (64)           (64)
                                                                                -----           -----          -----

          Net income for federal income tax purposes.............             $ 1,313         $ 1,877        $ 2,780
                                                                                =====           =====          =====


Note 6.   Accounts Receivable Write-Off

          During 1998, the Partnership wrote-off $391 of delinquent receivables from two lessees against which reserves were recorded in 1994 and 1995. During the year ended December 31, 1999 there were no such write-offs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been none.

                                      PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Registrant has no officers or directors.

As described in the Prospectus, the Registrant's three original general partners were TCC, TEM and Textainer Inc. (TI), which comprised the original Textainer Group. Effective October 1, 1993, the Textainer Group restructured its organization by forming a new holding company, Textainer Group Holdings Limited
(TGH), and the shareholders of the underlying companies which include the General Partners accepted shares in TGH in exchange for their shares in the individual companies. Textainer Financial Services Corporation (TFS) is the Managing General Partner of the Partnership (prior to its name change on April 4, 1994, TFS was known as Textainer Capital Corporation). TFS is a wholly-owned subsidiary of Textainer Capital Corporation (TCC) (prior to its name change on April 4,1994, TCC was known as Textainer (Delaware) Inc.). Textainer Equipment Management Limited (TEM) is an Associate General Partner of the Partnership. TI was an Associate General Partner of the Partnership through September 30, 1993 when it was replaced in that capacity by Textainer Limited (TL), pursuant to the corporate restructuring effective October 1, 1993, which caused TFS, TEM and TL to fall under the common ownership of TGH. Pursuant to this restructuring, TI transferred substantially all of its assets including all of its rights and duties as Associate General Partner to TL. This transfer was effective from October 1, 1993. The end result was that TFS now serves as Managing General Partner and TEM and TL now serve as Associate General Partners. The Managing General Partner and Associate General Partners are collectively referred to as the General Partners and are wholly-owned or substantially-owned subsidiaries of TGH. The General Partners also act in this capacity for other limited partnerships. Prior to its liquidation in October 1998, Textainer Acquisition Services Limited (TAS) was an affiliate of the General Partners and performed services related to the acquisition of equipment outside the United States on behalf of the Partnership.

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

Based solely on a review of the copies of such forms furnished to the Partnership or on written representations that no forms were required to be filed, the Partnership believes that with respect to its most recent fiscal year ended December 31, 1999, all Section 16(a) filing requirements were complied with. No member of management, or beneficial owner owned more than 10 percent of any interest in the Partnership. None of the individuals subject to section 16(a) failed to file or filed late any reports of transactions in the Units.

The directors and executive officers of the General Partners are as follows:

Name                              Age    Position

Neil I. Jowell                     66    Director and Chairman of TGH, TEM, TL, TCC and TFS
John A. Maccarone                  55    President, CEO and Director of TGH, TEM, TL, TCC and TFS
James E. Hoelter                   60    Director of TGH, TEM, TL, TCC and TFS
Alex M. Brown                      61    Director of TGH, TEM, TL, TCC and TFS
Harold J. Samson                   78    Director of TGH and TL
Philip K. Brewer                   43    Senior Vice President - Asset Management Group
Robert D. Pedersen                 41    Senior Vice President - Leasing Group, Director of TEM
Ernest J. Furtado                  44    Senior Vice  President , CFO and  Secretary  of TGH,  TEM,  TL, TCC and TFS,
                                         Director of TCC and TFS
Wolfgang Geyer                     46    Regional Vice President - Europe
Mak Wing Sing                      42    Regional Vice President - South Asia
Masanori Sagara                    44    Regional Vice President - North Asia
John. A. Lore                      46    Regional Vice President - Americas
Stefan Mackula                     47    Vice President -  Equipment Resale
Anthony C. Sowry                   47    Vice President - Corporate Operations and Acquisitions
Richard G. Murphy                  47    Vice President - Risk Management
Janet S. Ruggero                   51    Vice President - Administration and Marketing Services
Jens W. Palludan                   49    Regional Vice President - Logistics Division
Isam K. Kabbani                    65    Director of TGH and TL
James A. C. Owens                  60    Director of TGH and TL
S. Arthur Morris                   66    Director of TGH, TEM and TL
Dudley R. Cottingham               48    Assistant Secretary, Vice President and Director of TGH, TEM and TL
Nadine Forsman                     32    Controller of TCC and TFS

          Neil I. Jowell is Director and Chairman of TGH, TEM, TL, TCC and TFS and a member of the Investment Advisory Committee (see "Committees" below). He has served on the Board of Trencor Ltd. since 1966 and as Chairman since 1973. He is also a director of Mobile Industries, Ltd. (1969 to present), an affiliate of Trencor, and a non-executive director of Forward Corporation Ltd. (1993 to present). Trencor is a publicly traded diversified industrial group listed on the Johannesburg Stock Exchange. Its business is the leasing, owning, managing and financing of marine cargo containers worldwide and the manufacture and export of containers for international markets. In South Africa, it is engaged in manufacturing, trading and exports of general commodities. Trencor also has an interest in Forward Corporation Ltd., a publicly traded holding company listed on the Johannesburg Stock Exchange. It has interests in industrial and consumer businesses operating in South Africa and abroad. Mr. Jowell became affiliated with the General Partners and its affiliates when Trencor became, through its beneficial ownership in two controlled companies, a major shareholder of the Textainer Group in 1992. Mr. Jowell has over 36 years' experience in the transportation industry. He holds an M.B.A. degree from Columbia University and Bachelor of Commerce and L.L.B. degrees from the University of Cape Town.

          John A. Maccarone is President, CEO and Director of TGH, TEM, TL, TCC and TFS. In this capacity he is responsible for overseeing the management of and coordinating the activities of Textainer's worldwide fleet of marine cargo containers and the activities of TCC and TFS. Additionally, he is Chairman of the Equipment Investment Committee, the Credit Committee and the Investment Advisory Committee (see "Committees", below). Mr. Maccarone was instrumental in co-founding Intermodal Equipment Associates (IEA), a marine container leasing company based in San Francisco, and held a variety of executive positions with IEA from 1979 until 1987, when he joined the Textainer Group. Mr. Maccarone was previously a Director of Marketing for Trans Ocean Leasing Corporation in Hong Kong with responsibility for all leasing activities in Southeast Asia. From 1969 to 1977, Mr. Maccarone was a marketing representative for IBM Corporation. He holds a Bachelor of Science degree in Engineering Management from Boston University and an M.B.A. from Loyola University of Chicago.

          James E. Hoelter is a director of TGH, TEM, TL, TCC and TFS. In addition, Mr. Hoelter is a member of the Equipment Investment Committee and the Investment Advisory Committee (see "Committees", below). Mr. Hoelter was the President and Chief Executive Officer of TGH and TL from 1993 to 1998 and currently serves as a consultant to Trencor (1999 to present). Prior to joining the Textainer Group in 1987, Mr. Hoelter was president of IEA. Mr. Hoelter co-founded IEA in 1978 with Mr. Maccarone and was president from inception until 1987. From 1976 to 1978, Mr. Hoelter was vice president for Trans Ocean Ltd., San Francisco, a marine container leasing company, where he was responsible for North America. From 1971 to 1976, he worked for Itel Corporation, San Francisco, where he was director of financial leasing for the container division. Mr. Hoelter received his B.B.A. in finance from the University of Wisconsin, where he is an emeritus member of its Business School's Dean's Advisory Board, and his M.B.A. from the Harvard Graduate School of Business Administration.

          Alex M. Brown is a director of TGH, TEM, TL, TCC and TFS. Additionally, he is a member of the Equipment Investment Committee and the Investment Advisory Committee (see "Committees", below). Among other directorships, Mr. Brown is a director of Trencor Ltd. (1996 to present) and Forward Corporation (1997 to present). Both companies are publicly traded and listed on the Johannesburg Stock Exchange. Mr. Brown became affiliated with the Textainer Group in April 1986. From 1987 until 1993, he was President and Chief Executive Officer of Textainer, Inc. and the Chairman of the Textainer Group. Mr.Brown was the managing director of Cross County Leasing in England from 1984 until it was acquired by Textainer in 1986. From 1993 to 1997, Mr. Brown was Chief Executive Officer of AAF, a company affiliated with Trencor Ltd. Mr. Brown was also Chairman of WACO International Corporation, based in Cleveland, Ohio until 1997.

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

          Philip K. Brewer was President of TCC and TFS from January 1, 1998 to December 31, 1998 until his appointment as Senior Vice President - Asset Management Group. As President of TCC, Mr. Brewer was responsible for overseeing the management of, and coordinating the activities of TCC and TFS. As Senior Vice President, he is responsible for optimizing the capital structure of and identifying new sources of finance for Textainer, as well as overseeing the management of and coordinating the activities of Textainer's risk management, logistics and the resale divisions. Mr. Brewer is a member of the Equipment Investment Committee, the Credit Committee and was a member of the Investment Advisory Committee through December 31, 1998 (see "Committees" below). Prior to joining Textainer in 1996, as Senior Vice President - Capital Markets for TGH and TL, Mr. Brewer worked at Bankers Trust from 1990 to 1996, starting as a Vice President in Corporate Finance and ending as Managing Director and Country Manager for Indonesia; from 1989 to 1990, he was Vice President in Corporate Finance at Jarding Fleming; from 1987 to 1989, he was Capital Markets Advisor to the United States Agency for International Development; and from 1984 to 1987 he was an Associate with Drexel Burnham Lambert in New York. Mr. Brewer holds an M.B.A. in Finance from the Graduate School of Business at Columbia University, and a B.A. in Economics and Political Science from Colgate University.

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

          Ernest J. Furtado is Senior Vice President, CFO and Secretary of TGH, TEM, TL, TCC and TFS and a Director of TCC and TFS, in which capacity he is responsible for all accounting, financial management, and reporting functions for TGH, TEM, TL, TCC and TFS. Additionally, he is a member of the Investment Advisory Committee for which he serves as Secretary, the Equipment Investment Committee and the Credit Committee (see "Committees", below). Prior to these positions, he held a number of accounting and financial management positions at Textainer, of increasing responsibility. Prior to joining Textainer in May 1991, Mr. Furtado was Controller for Itel Instant Space and manager of accounting for Itel Containers International Corporation, both in San Francisco, from 1984 to 1991. Mr. Furtado's earlier business affiliations include serving as audit manager for Wells Fargo Bank and as senior accountant with John F. Forbes & Co., both in San Francisco. He is a Certified Public Accountant and holds a B.S. in business administration from the University of California at Berkeley and an M.B.A. in information systems from Golden Gate University.

         Wolfgang Geyer is based in Hamburg, Germany and is Regional Vice President - Europe, responsible for coordinating all leasing activities in this area of operation. Mr. Geyer joined Textainer in 1993 and was the Marketing Director in Hamburg through July 1997. From 1991 to 1993, Mr. Geyer most recently was the Senior Vice President for Clou Container Leasing, responsible for its worldwide leasing activities. Mr. Geyer spent the remainder of his leasing career, 1975 through 1991, with Itel Container, during which time he held numerous positions in both operations and marketing within the company.

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

          John A. Lore is based in Hackensack, New Jersey and is the Regional Vice President - Americas, responsible for container leasing activities in North/South America, Australia/New Zealand, Africa, the Middle East and Persian Gulf. Prior to joining Textainer in 1999, Mr. Lore was the America's Vice President for Xtra International Limited from 1996 to 1999 and Area Director from 1990 to 1996. He has held various positions within the container leasing industry since 1978. Mr. Lore holds a B.B.A. in Marketing Management from Baruch College and an M.B.A. in Executive Management from St. John's University.

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

          Anthony C. Sowry is Vice President - Corporate Operations and Acquisitions. He is also a member of the Equipment Investment Committee and the Credit Committee (see "Committees", below). Mr. Sowry supervises all international container operations and maintenance and technical functions for the fleets under Textainer's management. In addition, he is responsible for the acquisition of all new and used containers for the Textainer Group. He began his affiliation with Textainer in 1982, when he served as Fleet Quality Control Manager for Textainer Inc. until 1988. From 1980 to 1982, he was operations manager for Trans Container Services in London; and from 1978 to 1982, he was a technical representative for Trans Ocean Leasing, also in London. He received his B.A. degree in business management from the London School of Business. Mr. Sowry is a member of the Technical Committee of the International Institute of Container Lessors and a certified container inspector.

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

          Jens W. Palludan is based in Hackensack, New Jersey and is the Regional Vice President - Logistics Division, responsible for coordinating container logistics. He joined Textainer in 1993 as Regional Vice President - Americas/Africa/Australia, responsible for coordinating all leasing activities in North and South America, Africa and Australia/New Zealand. Mr. Palludan spent his career from 1969 through 1992 with Maersk Line of Copenhagen, Denmark in a variety of key management positions in both Denmark and overseas. Mr. Palludan's most recent position at Maersk was that of General Manager, Equipment and Terminals, where he was responsible for the entire managed fleet. Mr. Palludan holds an M.B.A. from the Centre European D'Education Permanente, Fontainebleau, France.

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

          James A. C. Owens is a director of TGH and TL. Mr. Owens has been associated with the Textainer Group since 1980. In 1983 he was appointed to the Board of Textainer Inc., and served as President of Textainer Inc. from 1984 to 1987. From 1987 to 1998, Mr. Owens served as an alternate director on the Boards of TI, TGH and TL. Apart from his association with the Textainer Group, Mr. Owens has been involved in insurance and financial brokerage companies and captive insurance companies. He is a member of a number of Boards of Directors. Mr. Owens holds a Bachelor of Commerce degree from the University of South Africa.

          S. Arthur Morris is a director of TGH, TEM and TL. He is a founding partner in the firm of Morris and Kempe, Chartered Accountants (1962-1977) and currently functions as a correspondent member of a number of international accounting firms through his firm Arthur Morris and Company (1977 to date). He is also President and director of Continental Management Limited (1977 to date). Continental Management Limited is a Bermuda corporation that provides corporate representation, administration and management services and corporate and individual trust administration services. Mr. Morris has over 30 years experience in public accounting and serves on numerous business and charitable organizations in the Cayman Islands and Turks and Caicos Islands. Mr. Morris became a director of TL and TGH in 1993, and TEM in 1994.

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

         Nadine Forsman is the Controller of TCC and TFS. Additionally, she is a member of the Investment Advisory Committee and Equipment Investment Committee (See "Committees" below). As controller of TCC and TFS, she is responsible for accounting, financial management and reporting functions for TCC and TFS as well as overseeing all communications with the Limited Partners and as such, supervises personnel in performing these functions. Prior to joining Textainer in August 1996, Ms. Forsman was employed by KPMG LLP, holding various positions, the most recent of which was manager, from 1990 to 1996. Ms. Forsman holds a B.S. in Accounting and Finance from San Francisco State University and holds a general securities license and a financial and operations principal securities license.

Committees

          The Managing General Partner has established the following three committees to facilitate decisions involving credit and organizational matters, negotiations, documentation, management and final disposition of equipment for the Partnership and for other programs organized by the Textainer Group:

          Equipment Investment Committee. The Equipment Investment Committee will review the equipment leasing operations of the Partnership on a regular basis with emphasis on matters involving equipment purchases, the equipment mix in the Partnership's portfolio, equipment remarketing issues, and decisions regarding ultimate disposition of equipment. The members of the committee are John A. Maccarone (Chairman), James E. Hoelter, Anthony C. Sowry, Richard G. Murphy (Secretary), Alex M. Brown, Philip K. Brewer, Robert D. Pedersen, Ernest J. Furtado and Nadine Forsman.

          Credit Committee. The Credit Committee will establish credit limits for every lessee and potential lessee of equipment and periodically review these limits. In setting such limits, the Credit Committee will consider such factors as customer trade routes, country, political risk, operational history, credit references, credit agency analyses, financial statements, and other information. The members of the Credit Committee are John A. Maccarone (Chairman), Richard G. Murphy (Secretary), Janet S. Ruggero, Anthony C. Sowry, Philip K. Brewer, Ernest J. Furtado and Robert D. Pedersen.

          Investment Advisory Committee. The Investment Advisory Committee will review investor program operations on at least a quarterly basis, emphasizing matters related to cash distributions to investors, cash flow management, portfolio management, and liquidation. The Investment Advisory Committee is organized with a view to applying an interdisciplinary approach, involving management, financial, legal and marketing expertise, to the analysis of investor program operations. The members of the Investment Advisory
Committee are John A. Maccarone (Chairman), James E. Hoelter, Ernest J. Furtado (Secretary), Nadine Forsman, Harold J. Samson, Alex M. Brown and Neil I. Jowell.

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

(b)       Security Ownership of Management.

          As of January 1, 2000:
                                                      Number
          Name of Beneficial Owner                   Of Units        % All Units
                                                     --------        -----------
          James E. Hoelter                            2,500               0.17%
          John A. Maccarone                           1,915               0.13%
                                                      -----               -----

          Officers and Management as a Group          4,415               0.30%
                                                      =====               =====

(c)       Changes in Control.

          Inapplicable.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                            (Amounts in thousands)

(a)       Transactions with Management and Others.

          At December 31, 1999 and 1998, due from affiliates, net, is comprised of:

                                                         1999              1998
                                                         ----              ----
           Due from affiliates:
            Due from TL...........................       $  -              $  1
            Due from TEM..........................        161               254
                                                          ---               ---
                                                          161               255
                                                          ---               ---
            Due to affiliates:
             Due to TCC...........................          3                 6
             Due to TFS...........................         28                10
                                                          ---               ---
                                                           31                16
                                                          ---               ---

            Due from affiliates, net                     $130              $239
                                                          ===               ===

          All amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees and in the accrual and remittance of net rental revenues from TEM.

          In addition, the Registrant paid or will pay the following amounts to the General Partners or TAS:

          Acquisition fees in connection with the purchase of containers on behalf of the Registrant:

                                                                            1999              1998             1997
                                                                            ----              ----             ----

                  TAS..........................................              $ -               $ 1              $159
                                                                             ===               ===               ===

          Management fees in connection with the operations of the Registrant:

                                                                            1999              1998             1997
                                                                            ----              ----             ----

                  TEM...........................................            $259              $309              $362
                  TFS...........................................             142               124                99
                                                                            ----              ----              ----
                  Total.........................................            $401              $433              $461
                                                                            ====              ====              ====

          Reimbursement   for   administrative  costs  in  connection  with  the
          operations of the Registrant:


                                                                            1999              1998              1997
                                                                            ----              ----              ----

                  TEM...........................................            $147              $211              $253
                  TFS...........................................              18                22                35
                                                                            ----              ----              ----
                  Total.........................................            $165              $233              $288
                                                                            ====              ====              ====

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Audited financial statements of the Registrant for the year ended December 31, 1999 are contained in Item 8 of this Report.

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

(b) During the year ended 1999, no reports on Form 8-K have been filed by the Registrant.

             Independent Auditors' Report on Supplementary Schedule



The Partners
TCC Equipment Income Fund:

Under the date of February 18, 2000, we reported on the balance sheets of TCC Equipment Income Fund (the Partnership) as of December 31, 1999 and 1998, and the related statements of earnings, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1999, which are included in the 1999 annual report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                   KPMG LLP






San Francisco, California
February 18, 2000



TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Schedule II - Valuation and Qualifying Accounts

(Amounts in thousands)
---------------------------------------------------------------------------------------------------------------------

                                                                 Charged                                     Balance
                                                Balance at      to Costs       Charged                       at End
                                                 Beginning         and         to Other                        of
                                                 of Period      Expenses       Accounts      Deduction       Period
                                                 ---------      ---------      ---------     ---------       -------

For the year ended December 31, 1999:

Allowance for
  doubtful accounts                                $  134        $  51          $   -       $   (7)          $ 178
                                                      ---         ----          -----        -----            ----

Recovery cost reserve                              $   22        $  31          $   -       $  (20)          $  33
                                                      ---         ----          -----        -----            ----

Damage protection
  plan reserve                                     $   83        $ 149          $   -       $ (127)          $ 105
                                                      ---         ----          -----        -----            ----


For the year ended December 31, 1998:

Allowance for
  doubtful accounts                                $  635        $ (40)         $(391)      $  (70)          $ 134
                                                      ---         ----          -----        -----            ----

Recovery cost reserve                              $   28        $  53          $   -       $  (59)          $  22
                                                      ---         ----          -----        -----            ----

Damage protection
  plan reserve                                     $  101        $ 103          $   -       $ (121)          $  83
                                                      ---         ----          -----        -----            ----


For the year ended December 31, 1997:

Allowance for
  doubtful accounts                                $  687        $  57          $   -       $ (109)          $ 635
                                                      ---         ----          -----        -----            ----

Recovery cost reserve                              $   17        $  60          $   -       $  (49)          $  28
                                                      ---         ----          -----        -----            ----

Damage protection
  plan reserve                                     $  130        $  87          $   -       $ (116)          $ 101
                                                      ---         ----          -----        -----            ----


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

                            TCC EQUIPMENT INCOME FUND
                            A California Limited Partnership

                            By Textainer Financial Services Corporation
                            The Managing General Partner

                            By _____________________________
                               Ernest J. Furtado
                               Senior Vice President


Date:  March 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the managing general partner of the Registrant, in the capacities and on the dates indicated:

Signature                                        Title                                        Date




____________________                          Senior Vice President, CFO                       March 28, 2000
Ernest J. Furtado                             (Principal Financial and
                                              Accounting Officer),
                                              Secretary and Director




____________________                          President (Principal Executive                   March 28, 2000
John A. Maccarone                             Officer), and Director





____________________                         Chairman  of the Board and Director               March 28, 2000
Neil I. Jowell



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

                            TCC EQUIPMENT INCOME FUND
                            A California Limited Partnership

                            By Textainer Financial Services Corporation
                            The Managing General Partner


                            By /s/Ernest J.Furtado
                            _________________________________
                            Ernest J. Furtado
                            Senior Vice President

Date:  March 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the managing general partner of the Registrant, in the capacities and on the dates indicated:

Signature                                        Title                                        Date



/s/ Ernest J. Furtado
_________________________________                Senior Vice President, CFO                    March 28, 2000
Ernest J. Furtado                               (Principal Financial and
                                                 Accounting Officer),
                                                 Secretary and Director





/s/ John A. Maccarone
_________________________________                President (Principal Executive                March 28, 2000
John A. Maccarone                                Officer), and Director



/s/ Neil I. Jowell
_________________________________
Neil I. Jowell                                    Chairman of the Board and Director           March 28, 2000
