Form 10-Q
period 2000-03-31
TCC EQUIPMENT INCOME FUND
filed 2000-05-12
CIK 820083

TEXTAINER FINANCIAL SERVICES CORPORATION
                   650 California Street, 16th Floor
                        San Francisco, CA 94108


May 12, 2000


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of TCC Equipment Income Fund (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the First Quarter ended March 31, 2000.

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


          For the quarterly period ended March 31, 2000


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

Quarterly Report on Form 10-Q for the
Quarter Ended March 31, 2000

Table of Contents
----------------------------------------------------------------------------------------------------------



                                                                                                      Page


Item 1.   Financial Statements

          Balance Sheets - March 31, 2000 (unaudited)
          and December 31, 1999......................................................................    3



          Statements of Earnings for the three months
          ended March 31, 2000 and 1999 (unaudited)..................................................    4


          Statements of Partners' Capital for the three months
          ended March 31, 2000 and 1999 (unaudited)..................................................    5



          Statements of Cash Flows for the three months
          ended March 31, 2000 and 1999 (unaudited)..................................................    6



          Notes to Financial Statements (unaudited)..................................................    8



Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................................................    13




TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Balance Sheets

March 31, 2000 and December 31, 1999
(Amounts in thousands)
---------------------------------------------------------------------------------------------------------

                                                                              2000               1999
                                                                         -------------      -------------
                                                                           (unaudited)
Assets
Container rental equipment, net of accumulated
   depreciation of  $ 8,118, (1999:  $8,217) (note 5)                  $       10,225    $        10,675
Cash                                                                              891                862
Net investment in direct finance leases (note 4)                                   41                 42
Accounts receivable, net of allowance for doubtful
   accounts of $183, (1999:  $178)                                                601                751
Due from affiliates, net (note 2)                                                 158                130
Prepaid expenses                                                                    3                  5
                                                                         -------------      -------------

                                                                       $       11,919    $        12,465
                                                                         =============      =============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                    $          134    $           136
   Accrued liabilities                                                             50                 46
   Accrued recovery costs                                                          35                 33
   Accrued damage protection plan costs                                           101                105
   Warranty claims                                                                 53                 68
                                                                         -------------      -------------

       Total liabilities                                                          373                388
                                                                         -------------      -------------

Partners' capital:
   General partners                                                                 -                  -
   Limited partners                                                            11,546             12,077
                                                                         -------------      -------------

       Total partners' capital                                                 11,546             12,077
                                                                         -------------      -------------


                                                                       $       11,919    $        12,465
                                                                         =============      =============


See accompanying notes to financial statements


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Earnings

For the three months ended March 31, 2000 and 1999
(Amounts in thousands  except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------------------------------------------

                                                                                2000                       1999
                                                                           --------------             --------------
Rental income                                                             $          772              $         854
                                                                           --------------             --------------
Costs and expenses:
   Direct container expenses                                                         133                        184
   Bad debt expense                                                                    7                         29
   Depreciation (note 5)                                                             270                        310
   Professional fees                                                                  16                          9
   Management fees to affiliates (note 2)                                             83                        122
   General and administrative costs to affiliates (note 2)                            36                         55
   Other general and administrative costs                                             11                         11
                                                                           --------------             --------------

                                                                                     556                        720
                                                                           --------------             --------------

   Income from operations                                                            216                        134
                                                                           --------------             --------------

Other (expense) income:
   Interest income                                                                     9                         14
   Loss on sale of containers                                                        (12)                         -
                                                                           --------------             --------------

                                                                                      (3)                        14
                                                                           --------------             --------------

    Net earnings                                                          $          213              $         148
                                                                           ==============             ==============

Allocation of net earnings (note 2):
   General partners                                                       $           10              $           1
   Limited partners                                                                  203                        147
                                                                           --------------             --------------

                                                                          $          213              $         148
                                                                           ==============             ==============
Limited partners' per unit share
   of net earnings                                                        $         0.14              $        0.10
                                                                           ==============             ==============

Limited partners' per unit share
   of distributions                                                       $         0.50              $        1.00
                                                                           ==============             ==============

Weighted average number of limited
   partnership units outstanding                                               1,467,029                  1,467,029
                                                                           ==============             ==============


See accompanying notes to financial statements


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Partners' Capital

For the three months ended March 31, 2000 and 1999
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------

                                                                  Partners' Capital
                                             ---------------------------------------------------------
                                                 General             Limited                Total
                                             --------------      ---------------       ---------------

Balances at January 1, 1999                  $           -       $       15,873        $       15,873

Distributions                                          (20)              (1,469)               (1,489)

Redemptions (note 6)                                     -                  (15)                  (15)

Net earnings                                             1                  147                   148
                                             --------------      ---------------       ---------------

Balances at March 31, 1999                   $         (19)      $       14,536        $       14,517
                                             ==============      ===============       ===============

Balances at January 1, 2000                  $           -       $       12,077        $       12,077

Distributions                                          (10)                (734)                 (744)

Net earnings                                            10                  203                   213
                                             --------------      ---------------       ---------------

Balances at March 31, 2000                   $           -       $       11,546        $       11,546
                                             ==============      ===============       ===============




See accompanying notes to financial statements



TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Cash Flows

For the three months ended March 31, 2000 and 1999
(Amounts in thousands)
(unaudited)
---------------------------------------------------------------------------------------------------------------

                                                                                 2000                 1999
                                                                            --------------       --------------
Cash flows from operating activities:
      Net earnings                                                           $        213         $        148
      Adjustments to reconcile net earnings to
        net cash provided by operating activities:
          Depreciation (note 5)                                                       270                  310
          Increase in allowance for doubtful accounts                                   5                   30
          Loss on sale of containers                                                   12                    -
          (Increase) decrease in assets:
             Net investment in direct finance leases                                    4                    4
             Accounts receivable                                                      145                   97
             Due from affiliates, net                                                 (61)                 (21)
             Prepaid expenses                                                           2                    2
          Increase (decrease) in liabilities:
             Accounts payable and accrued liabilities                                   2                  (12)
             Accrued recovery costs                                                     2                    3
             Damage protection plan costs                                              (4)                   3
             Warranty claims                                                          (15)                 (16)
                                                                            --------------       --------------


                Net cash provided by operating activities                             575                  548
                                                                            --------------       --------------

Cash flows from investing activities:
      Proceeds from sale of containers                                                198                  298
                                                                            --------------       --------------

                Net cash provided by investing activities                             198                  298
                                                                            --------------       --------------

Cash flows from financing activities:
      Redemptions of limited partnership units                                          -                  (15)
      Distributions to partners                                                      (744)              (1,488)
                                                                            --------------       --------------

                Net cash used in financing activities                                (744)              (1,503)
                                                                            --------------       --------------

Net  increase (decrease) in cash                                                       29                 (657)

Cash at beginning of period                                                           862                1,959
                                                                            --------------       --------------

Cash at end of period                                                        $        891         $      1,302
                                                                            ==============       ==============


See accompanying notes to financial statements



TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements Of Cash Flows--Continued

For the three months ended March 31, 2000 and 1999
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of distributions to partners and proceeds from sale of containers which had not been paid or received as of March
31, 2000 and 1999, and December 31, 1999 and 1998, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the three-month periods ended March
31, 2000 and 1999.

                                                               Mar. 31        Dec. 31          Mar. 31       Dec. 31
                                                                2000           1999             1999          1998
                                                             -----------    -----------    -------------    ----------
Distributions to partners included in:
     Due to affiliates..............................                $  3           $  3             $  3          $  2

Proceeds from sale of containers included in:
     Due from affiliates............................                 117            150              131           204

The following table summarizes the amounts of distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the three-month periods ended March 31, 2000 and 1999.

                                                                                                    2000          1999
                                                                                                    ----          ----

Distributions to partners declared................................................                  $744        $1,489
Distributions to partners paid....................................................                   744         1,488

Proceeds from sale of containers recorded.........................................                   165           225
Proceeds from sale of containers received.........................................                   198           298


See accompanying notes to financial statements


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Notes To Financial Statements

For the three months ended March 31, 2000 and 1999
(Amounts in thousands  except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.   General

      TCC Equipment Income Fund (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1987. The Partnership owns a fleet of intermodal marine cargo containers, which are leased to international shipping lines.

      In January 1998, the Partnership ceased purchasing containers and in October 1998, the Partnership began its liquidation phase. This phase may last between two to six or more years depending on whether the containers are sold (i) in one or more large transactions, or (ii) gradually as they reach the end of their useful marine lives or when an analysis indicates that their sale is warranted based on the container's age, location and condition. The Partnership anticipates that all excess cash, after redemptions and working capital reserves, will be distributed to the limited and general partners on a quarterly basis.

      The final termination and winding up of the Partnership, as well as payment of liquidating and/or final distributions, will occur at the end of the liquidation phase when all or substantially all of the Partnership's containers have been sold and the Partnership begins its dissolution.

      The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 2000 and December 31, 1999 and the results of its operations, changes in partners' capital and cash flows for the three-month periods ended March 31, 2000 and 1999, have been made.

      The financial information presented herein should be read in conjunction with the audited financial statements and other accompanying notes included in the Partnership's annual audited financial statements as of December 31, 1999, in the Annual Report filed on Form 10-K.

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

      In accordance with the Partnership Agreement, sections 3.08 through 3.11, net earnings or losses and distributions are generally allocated 1% to the General Partners and 99% to the Limited Partners. Effective October 1998, the allocation of distributions to the General Partners was increased to 1.3% in accordance with section 2.05 of the Partnership Agreement. In addition, if the allocation of distributions exceeds the allocation of net earnings and creates a deficit in the General Partners' aggregate capital account, the Partnership Agreement provides for a special allocation of gross income equal to the amount of the deficit to be made to the General Partners.

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $31 and $62 of incentive management fees during the three-month periods ended March 31, 2000, and 1999, respectively. There were no acquisition fees or equipment liquidation fees incurred during the three-month periods ended March 31, 2000 and 1999.

      The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at March 31, 2000 and December 31, 1999.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $52 and $60 for the three-month periods ended March 31, 2000 and 1999, respectively. The Partnership's containers are leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the leases are operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TEM and TFS. Total general and administrative costs allocated to the Partnership during the three-month periods ended March 31, 2000 and 1999 were as follows:

                                                       2000         1999
                                                       ----         ----
                  Salaries                              $19          $29
                  Other                                  17           26
                                                         --           --
                    Total general and
                       administrative costs             $36          $55
                                                         ==           ==


      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership during the three-month periods ended March 31, 2000 and 1999:

                                                       2000         1999
                                                       ----         ----
                  TEM                                   $31          $49
                  TFS                                     5            6
                                                         --           --
                    Total general and
                       administrative costs             $36          $55
                                                         ==           ==

      At March 31, 2000 and December 31, 1999, due from affiliates, net is comprised of:


                                                             2000           1999
                                                             ----           ----
      Due from affiliates:
        Due from TEM...................................      $195           $161
                                                              ---            ---

      Due to affiliates:
        Due to TCC.....................................         6              3
        Due to TFS.....................................        31             28
                                                              ---            ---
                                                               37             31
                                                              ---            ---

      Due from affiliates, net                               $158           $130
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

Note 3.   Rentals Under Long-Term Operating Leases

      The following are the future rent receivables under cancelable long-term operating leases at March 31, 2000. Although the leases are generally cancelable with a penalty at the end of each twelve-month period, the following schedule assumes that the leases will not be terminated.

      Year ending March 31:

      2001...............................................            $178
      2002...............................................              36
      2003...............................................              25
      2004...............................................              10
                                                                      ---

      Total future rentals receivable....................            $249
                                                                      ===


Note 4.   Direct Finance Leases

      The Partnership has leased containers under direct finance leases with terms ranging from two to five years. The components of the net investment in direct finance leases at March 31, 2000 and December 31, 1999 are as follows:

                                                               2000         1999
                                                               ----         ----

      Future minimum lease payments receivable............     $ 52        $ 49
      Residual value......................................        -           3
      Less:  unearned income..............................      (11)        (10)
                                                                ---         ---

      Net investment in direct finance leases.............     $ 41        $ 42
                                                                ===         ===


      The following is a schedule by year of minimum lease payments receivable under direct finance leases as of March 31, 2000:

      Year ending March 31:

      2001...............................................            $ 20
      2002...............................................              13
      2003...............................................              11
      2004...............................................               8
                                                                       --

      Total minimum lease payments receivable............            $ 52
                                                                       ==

      Rental income for the three-month periods ended March 31, 2000 and 1999 includes $1 and $2, respectively, of income from direct finance leases.

Note 5. Container Rental Equipment Write-Down

      New container prices have been declining since 1995, and the cost of new containers at year-end 1998, during 1999 and the beginning of 2000 was significantly less than the cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at December 31, 1999 and March 31, 2000 for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of containers held for continued use was not required, but that a write-down in value of certain containers identified for sale was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell.

      During the three-month period ended March 31, 2000, the Partnership recorded a write-down of $15 on 42 containers identified for sale and sold 52 previously written down containers for a gain of $1. During the three-month period ended March 31, 1999, the Partnership recorded a write-down of $13 on 139 containers identified for sale and sold 99 previously written down containers for a gain of $1. Additionally, during the three months ended March 31, 2000 and 1999, the Partnership sold containers that had not been written-down and incurred losses of $13 and $1, respectively.

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

Note 6.   Redemptions

      The following redemption offering was consummated by the Partnership during the three-month period ended March 31, 1999:

                                                            Units            Average             Amount
                                                          Redeemed       Redemption Price         Paid
                                                          ----------     -----------------      ----------

      Total Partnership redemptions as of
       December 31, 1998....................                 5,775               $ 9.35            $54

      Quarter ended:
       March 31, 1999.......................                 1,750               $ 8.57             15
                                                             -----                                  --

      Total Partnership redemptions as of
       March  31, 1999......................                 7,525               $ 9.17            $69
                                                             =====                                  ==

      The Partnership did not redeem any units during the three-month period ended March 31, 2000. The redemption price is fixed by formula.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information, which will assist in evaluating the financial condition of the Partnership as of and for the three-month periods ended March 31, 2000 and 1999. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

From time to time, the Partnership redeems units from Limited Partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the three month period ended March 31, 2000, the Partnership did not redeem any units.

The Partnership invests working capital and cash flow from operations and investing activities prior to its distribution to the partners in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

During the three-month period ended March 31, 2000, the Partnership declared cash distributions to limited partners pertaining to the fourth quarter of 1999 in the amount of $734. This amount represents $0.50 per unit, or 2.5% of the Limited Partner's original investment. On a cash basis, $575 of total distributions was from operations and the balance was a return of capital. On a GAAP basis, $531 of total distributions was a return of capital and the balance was from net income.

Net cash provided by operating activities for the three-month period ended March 31, 2000 and 1999, was $575 and $548, respectively. The increase of $27, or 5%, was primarily attributable to fluctuations in accounts receivable and an increase in net earnings, adjusted for non-cash transactions, offset by the fluctuations in due from affiliates, net. The decreases in accounts receivable of $145 and $97 for the three month periods ended March 31, 2000 and 1999, respectively, were primarily due to the decreases in rental income and the average collection period of accounts receivable during the periods. Net earnings, adjusted for non-cash transactions, increased primarily due to the decreases in direct container and other expenses, which are discussed more fully in "Results of Operations". The fluctuations in due from affiliates, net, resulted from timing differences in payment of expenses and fees and the remittance of net rental revenues.

For the three-month periods ended March 31, 2000 and 1999, net cash provided by investing activities (the sale of containers) was $198 compared to $298 for the comparable period in 1999. The decrease of $100 was due to the Partnership selling fewer containers and receiving a lower average sales price per container during the three-month period ended March 31, 2000, compared to the equivalent period in 1999. The Partnership has recently sold and plans to continue to sell certain containers in low demand locations (discussed below under "Results of Operations"). These sales have been driven not only by the liquidation plans discussed above, but also by certain adverse market conditions. Current market conditions have also had an adverse effect on the average sales price recently realized on the sale of containers. The sale of containers and these market conditions are discussed more fully under "Results of Operations".

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the three-month periods ended March 31, 2000 and 1999, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:


                                                                2000       1999
                                                               -----      -----
                 Beginning container fleet...............      5,771      6,769
                 Ending container fleet..................      5,606      6,588
                 Average container fleet.................      5,689      6,679

The average container fleet decreased 15% from the three-month period ended March 31, 1999 to the equivalent period in 2000 due to the continuing sale of containers (i) that had reached the end of their useful lives and (ii) that an analysis had indicated that their sale was warranted based on market conditions and the container's age, location and condition. Included in this second group were containers located in low demand locations. The Partnership expects that the size of its container fleet will further decline as additional containers are sold for these reasons and as the Partnership continues its liquidation plans. The decline in the container fleet has contributed to an overall decline in rental income from the three-month period ended March 31, 1999 to the equivalent period in 2000. This decline is expected to continue in future years, as the size of the Partnership's container fleet continues to decrease.

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 78% and 72% on average during the three-month periods ended March 31, 2000 and 1999, respectively. In addition, rental income is affected by daily rental rates.


The following is a comparative analysis of the results of operations for the three-month periods ended March 31, 2000 and 1999.

The Partnership's income from operations for the three-month periods ending March 31, 2000 and 1999 was $216 and $134, respectively, on rental income of $772 and $854, respectively. The decrease in rental income of $82, or 10%, from the three-month period ended March 31, 1999 to the comparable period in 2000 was attributable to a decrease in income from container rentals and other rental income. Income from container rentals, the major component of total revenue, decreased $57, or 8%, primarily due to decreases in the average container fleet of 15% and average rental rates of 5%, offset by the increase in average on-hire utilization of 8%.

The improvement in utilization was due to improvements in demand for leased containers and in the trade balance, primarily as a result of the improvement in certain Asian economies and a related increase in exports out of Europe. Additionally, the container surplus, which existed primarily as a result of the lower demand in the past several years, has eased as a result of container lessors selling older containers in low demand locations and as a result of the improvement in demand discussed above.

However, the trade imbalance between Asia and North America still exists, and as a consequence, the build-up of containers in North America persists. The Partnership has been unable to reposition a large number of newer containers to higher demand locations in Asia, primarily due to lack of available vessel capacity.

Additionally, the Partnership continues to sell some containers located in low demand locations. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. The majority of the containers sold during 1999 and 2000 were older containers as the expected economic benefit of continuing to own these containers was significantly less than that of newer containers primarily due to their shorter remaining marine life, the cost to reposition containers and the shipping lines' preference for leasing newer containers when demand is low.

Once the decision had been made to sell containers, the Partnership wrote down the value of these specifically identified containers to their estimated fair value, which was based on recent sales prices. Due to unanticipated declines in container sales prices, the actual sales prices received on some containers were lower than the estimates used for the write-down, resulting in the Partnership incurring losses upon the sale of some of these containers. Until the trade balance between Asia and North America improves, the Partnership may incur further write-downs and/or losses on the sale of such containers. Should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to increase its depreciation rate or write-down the value on some or all of its container rental equipment.

The decline in the purchase price of new containers and the container surplus mentioned above have resulted in the decline in rental rates in recent years. However, as a result of the improvement in demand and slight increases in the purchase price of new containers, rental rates have stabilized during the first quarter of 2000.

The General Partners are cautiously optimistic that rental rates will remain stable and the current level of utilization will be maintained during 2000 and may improve if demand for leased containers and the trade balance continue to improve. However, the General Partners caution that utilization, lease rates and container sale prices could also decline, adversely affecting the Partnership's operating results.

The balance of other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the three-month period ended March 31, 2000, other rental income was $83, a decrease of $25 from the equivalent period in 1999. The decrease in other rental income was primarily due to the decrease in fleet size and the decrease in location income of $14. Location income decreased primarily due to a decrease in charges to lessees for dropping off containers in certain locations.

Direct container expenses decreased $51, or 28%, from the three-month period ending March 31, 1999 to the equivalent period in 2000. The decrease was primarily due to the decrease in the average container fleet and a decrease in storage expense of $41. Storage expense decreased due to the improvement in utilization noted above and due to lower average storage costs per container.

Bad debt expense decreased $22 from the three-month period ended March 31, 1999 to the comparable period in 2000 primarily due to a smaller required increase to bad debt reserve in 2000.

Depreciation expense decreased $40, or 13%, from the three-month period ended March 31, 1999 to the comparable period in 2000 primarily due to the decline in average fleet size, offset by the additional depreciation charge of $15 to write-down the value of containers identified for sale.

New container prices have been declining since 1995, and the cost of new containers at year-end 1998, during 1999 and the beginning of 2000 was significantly less than the cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at December 31, 1999 and March 31, 2000 for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of containers held for continued use was not required, but that a write-down in value of certain containers identified for sale was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell.

During the three-month period ended March 31, 2000, the Partnership recorded a write-down of $15 on 42 containers identified for sale and sold 52 previously written down containers for a gain of $1. During the three-month period ended March 31, 1999, the Partnership recorded a write-down of $13 on 139 containers identified for sale and sold 99 previously written down containers for a gain of $1. Additionally, during the three months ended March 31, 2000 and 1999, the Partnership sold containers that had not been written-down and incurred losses of $13 and $1, respectively.

As more containers are subsequently identified as for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and /or may incur losses on the sale of containers.

Management fees to affiliates decreased $39 or 32% from the three-month period ended March 31, 1999 to the same period in 2000 due to decreases in incentive and equipment management fees. Incentive management fees, which are based on the Partnership's limited and general partner distribution percentage and partners' capital, decreased $31, or 50%, primarily due to lower distributions paid in the three-month period ended March 31, 2000 than in the equivalent period in 1999. Equipment management fees decreased primarily due to the decrease in rental income upon which equipment management fees are primarily based. These fees were approximately 7% of rental income for both periods.

General and administrative costs to affiliates decreased $19, or 35%, from the three-month period ended March 31, 1999 to the comparable period in 2000 primarily due to the decrease in overhead costs allocated by TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Other expense increased $17 from the three-month period ended March 31, 1999 to the comparable period in 2000, primarily due to the increase in loss on sale of containers of $12.

Net earnings per limited partnership unit increased from $0.10 to $0.14 from the three-month period ended March 31, 1999 to the same period in 2000, reflecting the increase in net earnings allocated to limited partners from $147 to $203, respectively. The allocation of net earnings included a special allocation of gross income to the General Partners made in accordance with the Partnership Agreement.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines, which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of March 31, 2000, which would result in such a risk materializing.

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


Date:  May 12, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date

________________________                 Senior Vice President,                         May 12, 2000
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 May 12, 2000
John A. Maccarone                        Officer)




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


                                 TCC EQUIPMENT INCOME FUND
                                 A California Limited Partnership

                                 By Textainer Financial Services Corporation
                                 The Managing General Partner



                                  By /s/Ernest J. Furtado
                                     ______________________________
                                     Ernest J. Furtado
                                     Senior Vice President

Date:  May 12, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                   Title                                         Date




/s/Ernest J. Furtado
___________________________              Senior Vice President,                        May 12, 2000
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary



/s/John A. Maccarone
___________________________              President (Principal Executive                May 12, 2000
John A. Maccarone                        Officer)

