Form 10-Q
period 2000-06-30
TCC EQUIPMENT INCOME FUND
filed 2000-08-11
CIK 820083

TEXTAINER FINANCIAL SERVICES CORPORATION
                     650 California Street, 16th Floor
                          San Francisco, CA 94108


August 11, 2000


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of TCC Equipment Income Fund (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the Second Quarter ended June 30, 2000.

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


                For the quarterly period ended June 30, 2000


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

Quarterly Report on Form 10-Q for the
Quarter Ended June 30, 2000

Table of Contents
----------------------------------------------------------------------------------------------------------



                                                                                                      Page

Item 1.   Financial Statements

          Balance Sheets - June 30, 2000 (unaudited)
          and December 31, 1999..................................................................       3



          Statements of Earnings for the three and six months
          ended June 30, 2000 and 1999 (unaudited)...............................................       4



          Statements of Partners' Capital for the six months
          ended June 30, 2000 and 1999 (unaudited)...............................................       5



          Statements of Cash Flows for the six months
          ended June 30, 2000 and 1999 (unaudited)...............................................       6



          Notes to Financial Statements (unaudited)..............................................       8



Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..............................................................      13




TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Balance Sheets

June 30, 2000 and December 31, 1999
(Amounts in thousands)
---------------------------------------------------------------------------------------------------------

                                                                             2000               1999
                                                                         -------------      -------------
                                                                          (unaudited)

Assets
Container rental equipment, net of accumulated
   depreciation of $8,036 (1999:  $8,217) (note 5)                     $        9,763     $       10,675
Cash                                                                              882                862
Net investment in direct finance leases (note 4)                                   44                 42
Accounts receivable, net of allowance for doubtful
   accounts of $165 (1999:  $178)                                                 672                751
Due from affiliates, net (note 2)                                                  85                130
Prepaid expenses                                                                    1                  5
                                                                         -------------      -------------

                                                                       $       11,447     $       12,465
                                                                         =============      =============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                    $          122     $          136
   Accrued liabilities                                                             49                 46
   Accrued recovery costs                                                          36                 33
   Accrued damage protection plan costs                                           102                105
   Warranty claims                                                                 36                 68
                                                                         -------------      -------------

       Total liabilities                                                          345                388
                                                                         -------------      -------------

Partners' capital:
   General partners                                                                 -                  -
   Limited partners                                                            11,102             12,077
                                                                         -------------      -------------

       Total partners' capital                                                 11,102             12,077
                                                                         -------------      -------------


                                                                       $       11,447     $       12,465
                                                                         =============      =============


See accompanying notes to financial statements



TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Earnings

For the three and six months ended June 30, 2000 and 1999
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                            Three months       Three months         Six months         Six months
                                                                Ended              Ended               Ended              Ended
                                                            June 30, 2000      June 30, 1999       June 30, 2000      June 30, 1999
                                                           ---------------    ---------------     ---------------     --------------
Rental income                                             $           738    $           796    $         1,510     $         1,650
                                                           ---------------    ---------------    ---------------     ---------------
Costs and expenses:
   Direct container expenses                                          118                259                250                 443
   Bad debt (benefit) expense                                         (20)                 9                (13)                 38
   Depreciation (note 5)                                              276                343                546                 653
   Professional fees                                                   21                 15                 37                  24
   Management fees to affiliates (note 2)                              83                 86                166                 208
   General and administrative costs to
       affiliates (note 2)                                             36                 44                 72                  99
   Other general and administrative costs                              13                 15                 24                  26
                                                           ---------------    ---------------    ---------------     ---------------

                                                                      527                771              1,082               1,491
                                                           ---------------    ---------------    ---------------     ---------------

   Income from operations                                             211                 25                428                 159
                                                           ---------------    ---------------    ---------------     ---------------

Other income:
   Interest income                                                     11                 14                 20                  28
   Gain (loss) on sale of containers (note 5)                          76                 (9)                64                  (9)
                                                           ---------------    ---------------    ---------------     ---------------

                                                                       87                 5                  84                  19
                                                           ---------------    ---------------    ---------------     ---------------

    Net earnings                                          $           298    $            30    $           512     $           178
                                                           ===============    ===============    ===============     ===============

Allocation of net earnings (note 2):
   General partners                                       $            10    $            29    $            20     $            30
   Limited partners                                                   288                  1                492                 148
                                                           ---------------    ---------------    ---------------     ---------------

                                                          $           298    $            30    $           512     $           178
                                                           ===============    ===============    ===============     ===============
Limited partners' per unit share
   of net earnings                                        $          0.20    $             -    $          0.34     $          0.10
                                                           ===============    ===============    ===============     ===============

Limited partners' per unit share
   of distributions                                       $          0.50    $          0.50    $          1.00     $          1.50
                                                           ===============    ===============    ===============     ===============

Weighted average number of limited
   partnership units outstanding                                1,467,029          1,467,029          1,467,029           1,467,029
                                                           ===============    ===============    ===============     ===============


See accompanying notes to financial statements

TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Partners' Capital

For the six months ended June 30, 2000 and 1999
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------

                                                                Partners' Capital
                                             ---------------------------------------------------------
                                                General             Limited                Total
                                             --------------      ---------------       ---------------

Balances at January 1, 1999                $             -     $         15,873      $         15,873

Distributions                                          (30)              (2,202)               (2,232)

Redemptions (note 6)                                     -                  (15)                  (15)

Net earnings                                            30                  148                   178
                                             --------------      ---------------       ---------------

Balances at June 30, 1999                  $             -     $         13,804      $         13,804
                                             ==============      ===============       ===============

Balances at January 1, 2000                $             -     $         12,077      $         12,077

Distributions                                          (20)              (1,467)               (1,487)

Net earnings                                            20                  492                   512
                                             --------------      ---------------       ---------------

Balances at June 30, 2000                  $             -     $         11,102      $         11,102
                                             ==============      ===============       ===============



See accompanying notes to financial statements



TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Cash Flows

For the six months ended June 30, 2000 and 1999
(Amounts in thousands)
(unaudited)
---------------------------------------------------------------------------------------------------------------

                                                                                 2000                 1999
                                                                            --------------       --------------
Cash flows from operating activities:
      Net earnings                                                       $            512      $           178
      Adjustments to reconcile net earnings to
        net cash provided by operating activities:
          Depreciation (note 5)                                                       546                  653
          (Decrease) increase in allowance for doubtful accounts,
             excluding write-off                                                      (13)                  36
          (Gain) loss on sale of containers (note 5)                                  (64)                   9
          (Increase) decrease in assets:
             Net investment in direct finance leases                                   10                    8
             Accounts receivable                                                       92                   63
             Due from affiliates, net                                                  16                   43
             Prepaid expenses                                                           4                    4
          Increase (decrease) in liabilities:
             Accounts payable and accrued liabilities                                 (11)                   6
             Accrued recovery costs                                                     3                    7
             Damage protection plan costs                                              (3)                  26
             Warranty claims                                                          (32)                 (32)
                                                                            --------------       --------------


                Net cash provided by operating activities                           1,060                1,001
                                                                            --------------       --------------

Cash flows from investing activities:
      Proceeds from sale of containers                                                447                  539
                                                                            --------------       --------------

                Net cash provided by investing activities                             447                  539
                                                                            --------------       --------------

Cash flows from financing activities:
      Redemptions of limited partnership units                                          -                  (15)
      Distributions to partners                                                    (1,487)              (2,230)
                                                                            --------------       --------------

                Net cash used in financing activities                              (1,487)              (2,245)
                                                                            --------------       --------------

Net increase (decrease) in cash                                                        20                 (705)

Cash at beginning of period                                                           862                1,959
                                                                            --------------       --------------

Cash at end of period                                                    $            882      $         1,254
                                                                            ==============       ==============


See accompanying notes to financial statements



TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)


Statements Of Cash Flows--Continued

For the six months ended June 30, 2000 and 1999
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of distributions to partners and proceeds from sale of containers which had not been paid or received as of June
30, 2000 and 1999, and December 31, 1999 and 1998, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the six-month periods ended June
30, 2000 and 1999.

                                                                June 30       Dec. 31         June 30         Dec. 31
                                                                  2000          1999            1999            1998
                                                              -----------    -----------    ------------    ----------

Distributions to partners included in:
     Due to affiliates..............................             $   3          $  3            $  4            $  2

Proceeds from sale of containers included in:
     Due from affiliates............................               121           150             198             204

The following table summarizes the amounts of distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the six-month periods ended June 30, 2000 and 1999.

                                                                                                2000            1999
                                                                                               -----           -----

Distributions to partners declared................................................            $1,487          $2,232
Distributions to partners paid....................................................             1,487           2,230

Proceeds from sale of containers recorded.........................................               418             533
Proceeds from sale of containers received.........................................               447             539


See accompanying notes to financial statements

TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Notes To Financial Statements

For the three and six months ended June 30, 2000 and 1999
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

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

      The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 2000 and December 31, 1999 and the results of its operations, changes in partners' capital and cash flows for the six-month periods ended June 30, 2000 and 1999, have been made.

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

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $31 and $62 of incentive management fees during the three and six-month periods ended June 30, 2000, respectively, and $31 and $93 during the comparable periods in 1999, respectively. There were no acquisition fees or equipment liquidation fees incurred during the six-month periods ended June 30, 2000 and 1999.

      The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at June 30, 2000 and December 31, 1999.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $52 and $104 for the three and six-month periods ended June 30, 2000, respectively, and $55 and $115, respectively, for the comparable periods in 1999, respectively. The Partnership's containers are leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the leases are operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TEM and TFS. Total general and administrative costs allocated to the Partnership during the three and six-month periods ended June 30, 2000 and 1999 were as follows:


                                         Three months               Six months
                                        ended June 30,            ended June 30,
                                        --------------            --------------
                                        2000     1999             2000      1999
                                        ----     ----             ----      ----

      Salaries                           $19      $24              $38       $53
      Other                               17       20               34        46
                                          --       --               --        --
       Total general and
          administrative costs           $36      $44              $72       $99
                                          ==       ==               ==        ==


      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership during the three and six-month periods ended June 30, 2000 and 1999:

                                          Three months              Six months
                                         ended June 30,           ended June 30,
                                        ---------------          ---------------
                                        2000      1999           2000       1999
                                        ----      ----           ----       ----

      TEM                                $31       $40            $62        $89
      TFS                                  5         4             10         10
                                          --        --             --         --
       Total general and
          administrative costs           $36       $44            $72        $99
                                          ==        ==             ==         ==


      At June 30, 2000 and December 31, 1999, due from affiliates, net is comprised of:


                                                               2000        1999
      Due from affiliates:                                     ----        ----
          Due from TEM.........................                $141        $161
                                                                ---         ---

      Due to affiliates:
          Due to TCC................................             27           3
          Due to TFS................................             29          28
                                                                ---         ---
                                                                 56          31
                                                                ---         ---

      Due from affiliates, net                                 $ 85        $130
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

Note 3.   Rentals Under Long-Term Operating Leases

      The following are the future rent receivables under cancelable long-term operating leases at June 30, 2000. Although the leases are generally cancelable with a penalty at the end of each twelve-month period, the following schedule assumes that the leases will not be terminated.

             Year ending June 30:

             2001...............................................           $177
             2002...............................................             38
             2003...............................................             24
             2004...............................................              6
                                                                            ---

             Total future rentals receivable....................           $245
                                                                            ===

Note 4.   Direct Finance Leases

      The Partnership has leased containers under direct finance leases with terms ranging from two to five years. The components of the net investment in direct finance leases at June 30, 2000 and December 31, 1999 are as follows:

                                                             2000          1999
                                                             ----          ----

      Future minimum lease payments receivable............    $53           $49
      Residual value......................................      -             3
      Less:  unearned income..............................     (9)          (10)
                                                               --            --

      Net investment in direct finance leases.............    $44           $42
                                                               ==            ==

      The following is a schedule by year of minimum lease payments receivable under direct finance leases as of June 30, 2000:

             Year ending June 30:

             2001...............................................            $23
             2002...............................................             16
             2003...............................................              9
             2004...............................................              5
                                                                            ---

             Total minimum lease payments receivable............            $53
                                                                             ==

      Rental income for the three and six-month periods ended June 30, 2000 includes $1 and $2 of income from direct finance leases, respectively, and income of $2 and $3 for the comparable period in 1999, respectively.

Note 5. Container Rental Equipment Write-Down

      New container prices steadily declined from 1995 through 1999. Although container prices began increasing in 2000, the cost of new containers at year-end 1998, during 1999 and the first half of 2000 was significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at June 30, 2000 and 1999 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell.

      During the six-month period ended June 30, 2000, the Partnership recorded an additional depreciation expense of $42 on 101 containers identified for sale and sold 99 previously written down containers for a gain of $1. During the six-month period ended June 30, 1999, the Partnership recorded an additional depreciation expense of $68 on 186 containers identified for sale and sold 195 previously written down containers for a gain of $3. Additionally, during the six- month periods ended June 30, 2000 and 1999, the Partnership sold containers that had not been written-down and recorded a gain of $63 and a loss of $12, respectively.

      As more containers are subsequently identified as for sale or if container sales prices decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers. The Partnership cautions that a write-down of container rental equipment and/or an increase in its depreciation rate may be required in future periods for some or all of its container rental equipment.

Note 6.   Redemptions

      The following redemption offering was consummated by the Partnership during the six-month period ended June 30, 1999:


                                                             Units               Average
                                                           Redeemed          Redemption Price       Amount Paid
                                                           ---------         -----------------     -------------
            Total Partnership redemptions as of
            December 31, 1998..................               5,775                $9.35                $54

            Quarter ended:
              March 31, 1999...................               1,750                $8.57                $15
                                                              -----                                      --
            Partnership through June 30, 1999..               7,525                $9.17                $69
                                                              =====                                      ==


      The Partnership did not redeem any units during the six-month period ended
      June 30, 2000. The redemption price is fixed by formula.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information, which will assist in evaluating the financial condition of the Partnership as of and for the three and six-month periods ended June 30, 2000 and 1999. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

From time to time, the Partnership redeems units from Limited Partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the six month period ended June 30, 2000, the Partnership did not redeem any units.

The Partnership invests working capital and cash flow from operations and investing activities prior to its distribution to the partners in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

During the six-month period ended June 30, 2000, the Partnership declared cash distributions to limited partners pertaining to the fourth quarter of 1999 and the first quarter of 2000 in the amount of $1,467. This amount represents $1 per unit, or 5% of the Limited Partner's original investment. On a cash basis, $1,060 of total distributions was from operations and the balance was a return of capital. On a GAAP basis, $975 of total distributions was a return of capital and the balance was from net income.

Net cash provided by operating activities for the six-month periods ended June 30, 2000 and 1999, was $1,060 and $1,001, respectively. The increase of $59, or 6%, was primarily attributable to the increase in net earnings, adjusted for non-cash transactions, offset by fluctuations in due from affiliates, net. Net earnings adjusted for non-cash transactions increased primarily due to the decrease in direct container expenses, and was partially offset by the decrease in rental income. These items are discussed more fully under "Results of Operations". The fluctuations in due from affiliates, net, resulted from timing differences in payment of expenses and fees and the remittance of net rental revenues, as well as in fluctuations in these amounts.

For the six-month periods ended June 30, 2000 and 1999, net cash provided by investing activities (the sale of containers) was $447 compared to $539 for the comparable period in 1999. The decrease of $92 was primarily due to the Partnership selling fewer containers during the six-month period ended June 30, 2000 compared to the equivalent period in 1999. The Partnership has recently sold and plans to continue to sell certain containers in low demand locations (discussed below under "Results of Operations"). However, there were fewer low demand locations and fewer containers in these locations, primarily as a result of previous sales efforts, resulting in the decline in the number of containers sold. These sales have been driven not only by the liquidation plans discussed above, but also by certain adverse market conditions. Despite a slight improvement in the sales price recently realized on container sales, market conditions have generally had an adverse effect on these average sales prices. The sale of containers and these market conditions are discussed more fully under "Results of Operations".

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the six-month periods ended June 30, 2000 and 1999, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                            2000            1999
                                                           -----           -----

               Beginning container fleet...............    5,771           6,769
               Ending container fleet..................    5,453           6,340
               Average container fleet.................    5,612           6,555

The average container fleet decreased 14% from the six-month period ended June 30, 1999 to the equivalent period in 2000 due to the continuing sale of containers (i) that had reached the end of their useful lives or (ii) that an analysis had indicated that their sale was warranted based on market conditions and the container's age, location and condition. Included in this second group were containers located in low demand locations. The Partnership expects that the size of its container fleet will further decline as additional containers are sold for these reasons and as the Partnership continues its liquidation plans. The decline in the container fleet has contributed to an overall decline in rental income from the three and six-month periods ended June 30, 1999 to the equivalent periods in 2000. This decline is expected to continue in future years, as the size of the Partnership's container fleet continues to decrease.

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 79% and 72% on average during the six-month periods ended June 30, 2000 and 1999, respectively. In addition, rental income is affected by daily rental rates, which have decreased between the periods, as described below.

The following is a comparative analysis of the results of operations for the six-month periods ended June 30, 2000 and 1999.

The Partnership's income from operations for the six-month periods ending June 30, 2000 and 1999 was $428 and $159, respectively, on rental income of $1,510 and $1,650, respectively. The decrease in rental income of $140, or 8%, from the six-month period ended June 30, 1999 to the comparable period in 2000 was attributable to a decrease in income from container rentals and other rental income. Income from container rentals, the major component of total revenue, decreased $101, or 7%, primarily due to decreases in the average container fleet of 14% and average rental rates of 5%, offset by the increase in average on-hire utilization of 10%.

The improvement in utilization was due to improvements in demand for leased containers and in the trade balance, primarily as a result of the improvement in certain Asian economies and a related increase in exports out of Europe. This improvement in demand, coupled with container lessors' efforts to sell older containers in low demand locations, has also reduced the container surplus.

However, the trade imbalance between Asia and North America still exists, and as a consequence, the build-up of containers, primarily on the East Coast of the United States, persists. The Partnership has been unable to reposition a large number of newer containers to higher demand locations in Asia, due to lack of available vessel capacity from the United States East Coast ports.

As a result, the Partnership continues to sell some containers located in low demand locations. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. The majority of the containers sold during 1999 and 2000 were older containers. The expected economic benefit of continuing to own these older containers was significantly less than that of newer containers primarily due to their shorter remaining marine life, the cost to reposition containers and the shipping lines' preference for leasing newer containers when they are available.

Once the decision had been made to sell containers, if the book value of these containers was greater than the estimated fair value, the Partnership wrote down the value of these specifically identified containers to their estimated fair value, which was based on recent sales prices. Due to unanticipated declines in container sales prices during 1999, the actual sales prices received on some containers were lower than the estimates used for the write-down, resulting in the Partnership incurring losses upon the sale of some of these containers. Until the trade balance between Asia and North America improves, the Partnership may incur further write-downs and/or losses on the sale of such containers. Should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to increase its depreciation rate or write-down the value on some or all of its container rental equipment.

The decline in the purchase price of new containers and the container surplus mentioned above have resulted in the decline in rental rates in recent years. However, as a result of the improvement in demand and increases in the purchase price of new containers, rental rates have stabilized during the first half of 2000.

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

The balance of other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the six-month period ended June 30, 2000, other rental income was $162, a decrease of $39 from the equivalent period in 1999. The decrease in other rental income was primarily due to the decrease in fleet size and an additional decrease in location income. The further decline in location income was due to a decrease in charges to lessees for dropping off containers in certain locations, offset by a decrease in credits granted for picking up containers in surplus locations.

Direct container expenses decreased $193, or 44%, from the six-month period ending June 30, 1999 to the equivalent period in 2000. The decrease was primarily due to decreases in storage, repositioning and DPP expenses of $89, $37 and $31, respectively. The decrease in these expenses, as well as other direct container expenses, was partially due to the overall decrease in the average container fleet. Storage expense further declined due to the improvement in utilization noted above and a lower average storage cost per container. Repositioning expense further declined as there were fewer containers repositioned, offset by a higher average repositioning cost due to the high demand for limited vessel capacity noted above. DPP expense further declined primarily due to a decrease in the average DPP cost per container.

Bad debt expense decreased from an expense of $38 during the six-month period ended June 30, 1999 to a benefit of $13 for the same period in 2000. The benefit recorded for the six-month period ended June 30, 2000 was due to overall lower required reserves at June 30, 2000 than at December 31, 1999.

Depreciation expense decreased $107, or 16%, from the six-month period ended June 30, 1999 to the comparable period in 2000 primarily due to the decline in average fleet size.

New container prices steadily declined from 1995 through 1999. Although container prices began increasing in 2000, the cost of new containers at year-end 1998, during 1999 and the first half of 2000 was significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at June 30, 2000 and 1999 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell.

During the six-month period ended June 30, 2000, the Partnership recorded an additional depreciation expense of $42 on 101 containers identified for sale and sold 99 previously written down containers for a gain of $1. During the six-month period ended June 30, 1999, the Partnership recorded an additional depreciation expense of $68 on 186 containers identified for sale and sold 195 previously written down containers for a gain of $3. Additionally, during the six months ended June 30, 2000 and 1999, the Partnership sold containers that had not been written-down and recorded a gain of $63 and a loss of $12, respectively.

As more containers are subsequently identified for sale or if container sales prices decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers.

Management fees to affiliates decreased $42 or 20% from the six-month period ended June 30, 1999 to the same period in 2000 due to decreases in incentive and equipment management fees. Incentive management fees, which are based on the Partnership's limited and general partner distribution percentage and initial partners' capital, decreased $31, or 33%, primarily due to lower distributions paid during the six-month period ended June 30, 2000 than in the equivalent period in 1999. Equipment management fees decreased primarily due to the decrease in rental income upon which equipment management fees are primarily based. These fees were approximately 7% of rental income for both periods.

General and administrative costs to affiliates decreased $27, or 27%, from the six-month period ended June 30, 1999 to the comparable period in 2000 due to the decrease in overhead costs allocated by TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Other income increased $65 from the six-month period ended June 30, 1999 to the comparable period in 2000 primarily due to the change in gain on sale of containers of $73.

Net earnings per limited partnership unit increased from $0.10 to $0.34 from the six-month period ended June 30, 1999 to the same period in 2000, reflecting the increase in net earnings allocated to limited partners from $148 to $492, respectively. The allocation of net earnings included a special allocation of gross income to the General Partners made in accordance with the Partnership Agreement.


The following is a comparative analysis of the results of operations for the three-month periods ended June 30, 2000 and 1999.

The Partnership's income from operations for the three-month periods ending June 30, 2000 and 1999 was $211 and $25, respectively, on rental income of $738 and $796, respectively. The decrease in rental income of $58, or 7%, from the three-month period ended June 30, 1999 to the comparable period in 2000 was attributable to a decrease in income from container rentals and other rental income. Income from container rentals decreased $44, or 6%, primarily due to decreases in the average container fleet of 14% and average rental rates of 5%, offset by the increase in average on-hire utilization of 13%.

For the three-month period ended June 30, 2000, other rental income was $79, a decrease of $14 from the equivalent period in 1999. The decrease in other rental income was primarily due to the decrease in fleet size .

Direct container expenses decreased $141, or 54%, from the three-month period ending June 30, 1999 to the equivalent period in 2000. The decrease was primarily due to the decrease in storage, repositioning and DPP expenses of $48, $34 and $29, respectively. The decrease in these expenses, as well as other direct container expenses, was partially due to the overall decrease in the average container fleet. Storage expense further declined due to the improvement in utilization noted above and a lower average storage cost per container. Repositioning expense further declined as there were fewer containers repositioned at a higher average repositioning cost as noted above. DPP expense further declined primarily due to a decrease in the average DPP cost per container.

Bad debt expense decreased from an expense of $9 during the three-month period ended June 30, 1999 to a benefit of $20 for the comparable period in 2000. The benefit recorded during the three-month period ended June 30, 2000 was primarily due to a lower required reserve at June 30, 2000 than at March 31, 2000.

Depreciation expense decreased $67, or 20%, from the three-month period ended June 30, 1999 to the comparable period in 2000 primarily due to due to the decline in average fleet size and a smaller write-down of containers identified as for sale.

Management fees to affiliates decreased $3 or 3% from the three-month period ended June 30, 1999 to the same period in 2000 due to the decrease in equipment management fees. Equipment management fees, which are primarily based on gross revenue, decreased primarily due to the decrease in rental income and were approximately 7% of rental income for both periods. Incentive management fees were comparable at $31 for both the three-month periods ended June 30, 2000 and 1999.

General and administrative costs to affiliates decreased $8, or 18%, from the three-month period ended June 30, 1999 to the comparable period in 2000 primarily due to the decrease in overhead costs allocated by TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Other income increased $82 from the three-month period ended June 30, 1999 to the comparable period in 2000, primarily due to the change in gain on sale of containers from a loss of $9 to a gain of $76.

Net earnings per limited partnership unit increased from $0.00 to $0.20 from the three-month period ended June 30, 1999 to the same period in 2000, reflecting the increase in net earnings allocated to limited partners from $1 to $288, respectively. The allocation of net earnings included a special allocation of gross income to the General Partners made in accordance with the Partnership Agreement.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines, which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of June 30, 2000, which would result in such a risk materializing.

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


Date:  August 11, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________                 Senior Vice President,                         August 11, 2000
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 August 11, 2000
John A. Maccarone                        Officer)



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


                                   TCC EQUIPMENT INCOME FUND
                                   A California Limited Partnership

                                   By Textainer Financial Services Corporation
                                   The Managing General Partner



                                   By /s/Ernest J. Furtado
                                   ____________________________
                                   Ernest J. Furtado
                                   Senior Vice President

Date:  August 11, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                             Date


/s/Ernest J. Furtado                     Senior Vice President,                         August 11, 2000
____________________________             (Principal Financial and
Ernest J. Furtado                        Accounting Officer) and
                                         Secretary




/s/John A. Maccarone                                                                    August 11, 2000
____________________________             President (Principal Executive
John A. Maccarone                        Officer)
