Form 10-Q
period 2000-09-30
TCC EQUIPMENT INCOME FUND
filed 2000-11-13
CIK 820083

TEXTAINER FINANCIAL SERVICES CORPORATION
                      650 California Street, 16th Floor
                         San Francisco, CA 94108


November 10, 2000


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of TCC Equipment Income Fund (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the Third Quarter ended September 30, 2000.

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


           For the quarterly period ended September 30, 2000


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

Quarterly Report on Form 10-Q for the
Quarter Ended September 30, 2000

Table of Contents
----------------------------------------------------------------------------------------------------------



                                                                                                      Page

Item 1.   Financial Statements

          Balance Sheets - September 30, 2000 (unaudited)
          and December 31, 1999...............................................................         3



          Statements of Earnings for the three and nine months
          ended September 30, 2000 and 1999 (unaudited).......................................         4



          Statements of Partners' Capital for the nine months
          ended September 30, 2000 and 1999 (unaudited).......................................         5



          Statements of Cash Flows for the nine months
          ended September 30, 2000 and 1999 (unaudited).......................................         6



          Notes to Financial Statements (unaudited)...........................................         8



Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................................         14


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Balance Sheets

September 30, 2000 and December 31, 1999
(Amounts in thousands)
---------------------------------------------------------------------------------------------------------

                                                                             2000               1999
                                                                         -------------      -------------
                                                                          (unaudited)

Assets
Container rental equipment, net of accumulated
   depreciation of $7,816 (1999:  $8,217) (note 5)                      $       9,303      $      10,675
Cash                                                                              792                862
Net investment in direct finance leases (note 4)                                   42                 42
Accounts receivable, net of allowance for doubtful
   accounts of $151 (1999:  $178)                                                 616                751
Due from affiliates, net (note 2)                                                  95                130
Prepaid expenses                                                                    -                  5
                                                                         -------------      -------------

                                                                        $      10,848      $      12,465
                                                                         =============      =============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                     $         131      $         136
   Accrued liabilities                                                             51                 46
   Accrued recovery costs                                                          37                 33
   Accrued damage protection plan costs                                            74                105
   Warranty claims                                                                 21                 68
                                                                         -------------      -------------

       Total liabilities                                                          314                388
                                                                         -------------      -------------

Partners' capital:
   General partners                                                                 -                  -
   Limited partners                                                            10,534             12,077
                                                                         -------------      -------------

       Total partners' capital                                                 10,534             12,077
                                                                         -------------      -------------

                                                                        $      10,848      $      12,465
                                                                         =============      =============


See accompanying notes to financial statements



TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Earnings

For the three and nine months ended September 30, 2000 and 1999
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                            Three months       Three months         Nine months         Nine months
                                                                Ended              Ended               Ended               Ended
                                                           Sept. 30, 2000      Sept. 30, 1999     Sept. 30, 2000     Sept. 30, 1999
                                                           ---------------    ----------------    ---------------    ---------------
Rental income                                             $           697    $           773    $         2,207    $          2,423
                                                           ---------------    ---------------    ---------------    ----------------

Costs and expenses:
   Direct container expenses                                           95                190                345                 633
   Bad debt expense (benefit)                                           -                 22                (12)                 60
   Depreciation (note 5)                                              259                289                805                 942
   Professional fees                                                   16                 28                 53                  52
   Management fees to affiliates (note 2)                              79                107                244                 315
   General and administrative costs to
     affiliates (note 2)                                               37                 34                109                 133
   Other general and administrative costs                              11                 12                 36                  38
                                                           ---------------    ---------------    ---------------    ----------------

                                                                      497                682              1,580               2,173
                                                           ---------------    ---------------    ---------------    ----------------

   Income from operations                                             200                 91                627                 250
                                                           ---------------    ---------------    ---------------    ----------------

Other income (expense):
   Interest income                                                      9                 10                 30                  38
   Gain (loss) on sale of containers (note 5)                          22                (56)                86                 (65)
                                                           ---------------     ---------------    ---------------   ----------------

                                                                       31                (46)               116                 (27)
                                                           ---------------    ---------------    ---------------    ----------------

    Net earnings                                          $           231    $            45    $           743    $            223
                                                           ===============    ===============    ===============    ================

Allocation of net earnings (note 2):
   General partners                                       $             9    $            17    $            29    $             47
   Limited partners                                                   222                 28                714                 176
                                                           ---------------    ---------------    ---------------    ----------------

                                                          $           231    $            45    $           743    $            223
                                                           ===============    ===============    ===============    ================
Limited partners' per unit share
   of net earnings                                        $          0.15    $          0.02    $          0.49    $           0.12
                                                           ===============    ===============    ===============    ================

Limited partners' per unit share
   of distributions                                       $          0.50    $          0.85    $          1.50    $           2.35
                                                           ===============    ===============    ===============    ================

Weighted average number of limited
   partnership units outstanding                                1,458,354          1,467,029          1,464,137           1,467,029
                                                           ===============    ===============    ===============    ================



See accompanying notes to financial statements



TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Partners' Capital

For the nine months ended September 30, 2000 and 1999
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------

                                                               Partners' Capital
                                             ---------------------------------------------------------
                                                 General             Limited                Total
                                             --------------      ---------------       ---------------

Balances at January 1, 1999                 $            -      $        15,873       $        15,873

Distributions                                          (47)              (3,449)               (3,496)

Redemptions (note 6)                                     -                  (15)                  (15)

Net earnings                                            47                  176                   223
                                             --------------      ---------------       ---------------

Balances at September 30, 1999              $            -      $        12,585       $        12,585
                                             ==============      ===============       ===============

Balances at January 1, 2000                 $            -      $        12,077       $        12,077

Distributions                                          (29)              (2,201)               (2,230)

Redemptions (note 6)                                     -                  (56)                  (56)

Net earnings                                            29                  714                   743
                                             --------------      ---------------       ---------------

Balances at September 30, 2000              $            -      $        10,534       $        10,534
                                             ==============      ===============       ===============



See accompanying notes to financial statements



TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Cash Flows

For the nine months ended September 30, 2000 and 1999
(Amounts in thousands)
(unaudited)
---------------------------------------------------------------------------------------------------------------


                                                                                 2000                 1999
                                                                            --------------       --------------

Cash flows from operating activities:
      Net earnings                                                         $          743       $          223
      Adjustments to reconcile net earnings to
        net cash provided by operating activities:
          Depreciation (note 5)                                                       805                  942
          (Decrease) increase in allowance for doubtful accounts                      (27)                  51
          (Gain) loss on sale of containers (note 5)                                  (86)                  65
          (Increase) decrease in assets:
             Net investment in direct finance leases                                   13                   13
             Accounts receivable                                                      162                  121
             Due from affiliates, net                                                   3                   50
             Prepaid expenses                                                           5                    6
          Increase (decrease) in liabilities:
             Accounts payable and accrued liabilities                                   -                   24
             Accrued recovery costs                                                     4                    9
             Damage protection plan costs                                             (31)                  21
             Warranty claims                                                          (47)                 (48)
                                                                            --------------       --------------


                Net cash provided by operating activities                           1,544                1,477
                                                                            --------------       --------------

Cash flows from investing activities:
      Proceeds from sale of containers                                                673                  857
                                                                            --------------       --------------

                Net cash provided by investing activities                             673                  857
                                                                            --------------       --------------

Cash flows from financing activities:
      Redemptions of limited partnership units                                        (56)                 (15)
      Distributions to partners                                                    (2,231)              (3,495)
                                                                            --------------       --------------

                Net cash used in financing activities                              (2,287)              (3,510)
                                                                            --------------       --------------

Net decrease in cash                                                                  (70)              (1,176)

Cash at beginning of period                                                           862                1,959
                                                                            --------------       --------------

Cash at end of period                                                      $          792       $          783
                                                                            ==============       ==============


See accompanying notes to financial statements


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)


Statements Of Cash Flows--Continued

For the nine months ended September 30, 2000 and 1999
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of distributions to partners and proceeds from sale of containers which had not been paid or received as of September 30, 2000 and 1999, and December 31, 1999 and 1998, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 2000 and 1999.

                                                              Sept. 30      Dec. 31      Sept. 30      Dec. 31
                                                                2000         1999          1999          1998
                                                             ---------    ---------    -----------    --------

Distributions to partners included in:
     Due to affiliates..............................             $   2        $   3           $  3        $  2

Proceeds from sale of containers included in:
     Due from affiliates............................               117          150            188         204

The following table summarizes the amounts of distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 2000 and 1999.

                                                                                              2000        1999
                                                                                              ----        ----

Distributions to partners declared................................................         $ 2,230      $3,496
Distributions to partners paid....................................................           2,231       3,495

Proceeds from sale of containers recorded.........................................             640         841
Proceeds from sale of containers received.........................................             673         857


See accompanying notes to financial statements

TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Notes To Financial Statements

For the three and nine months ended September 30, 2000 and 1999
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

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

      The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 2000 and December 31, 1999 and the results of its operations, changes in partners' capital and cash flows for the nine-month periods ended September 30, 2000 and 1999, have been made.

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

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $31 and $93 of incentive management fees during the three and nine-month periods ended September 30, 2000, respectively, and $53 and $146 during the comparable periods in 1999, respectively. There were no acquisition fees or equipment liquidation fees incurred during the nine-month periods ended September 30, 2000 and 1999.

      The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at September 30, 2000 and December 31, 1999.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $48 and $151 for the three and nine-month periods ended September 30, 2000, respectively, and $54 and $169, respectively, for the comparable periods in 1999, respectively. The Partnership's containers are leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the leases are operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TEM and TFS. Total general and administrative costs allocated to the Partnership during the three and nine-month periods ended September 30, 2000 and 1999 were as follows:

                                        Three months               Nine months
                                       ended Sept. 30,           ended Sept. 30,
                                       ---------------           ---------------
                                       2000       1999           2000       1999
                                       ----       ----           ----       ----

      Salaries                          $19        $19           $ 56       $ 73
      Other                              18         15             53         60
                                         --         --            ---        ---
       Total general and
          administrative costs          $37        $34           $109       $133
                                         ==         ==            ===        ===


      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership during the three and nine-month periods ended September 30, 2000 and 1999:


                                        Three months               Nine months
                                       ended Sept. 30,           ended Sept. 30,
                                       ----------------        -----------------
                                       2000        1999          2000       1999
                                       ----        ----          ----       ----

      TEM                               $31         $29          $ 93       $118
      TFS                                 6           5            16         15
                                         --          --           ---        ---
       Total general and
         administrative costs           $37         $34          $109       $133
                                         ==          ==           ===        ===


      At September 30, 2000 and December 31, 1999, due from affiliates, net is comprised of:


                                                                2000        1999
      Due from affiliates:                                      ----        ----
          Due from TEM..............................            $138        $161
                                                                 ---         ---

      Due to affiliates:
          Due to TCC................................              14           3
          Due to TFS................................              29          28
                                                                 ---         ---
                                                                  43          31
                                                                 ---         ---

      Due from affiliates, net                                  $ 95        $130
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

Note 3.   Rentals Under Long-Term Operating Leases

      The following are the future rent receivables under cancelable long-term operating leases at September 30, 2000. Although the leases are generally cancelable with a penalty at the end of each twelve-month period, the following schedule assumes that the leases will not be terminated.

           Year ending September 30:

           2001...........................................                  $237
           2002...........................................                   144
           2003...........................................                   126
           2004...........................................                   102
           2005...........................................                   100
                                                                             ---

           Total future rentals receivable................                  $709
                                                                             ===


Note 4.   Direct Finance Leases

      The Partnership has leased containers under direct finance leases with terms ranging from two to five years. The components of the net investment in direct finance leases at September 30, 2000 and December 31, 1999 are as follows:

                                                             2000          1999
                                                             ----          ----

      Future minimum lease payments receivable............    $49           $49
      Residual value......................................      1             3
      Less:  unearned income..............................     (8)          (10)
                                                               --            --

      Net investment in direct finance leases.............    $42           $42
                                                               ==            ==

      The following is a schedule by year of minimum lease payments receivable under direct finance leases as of September 30, 2000:

      Year ending September 30:

      2001...............................................               $22
      2002...............................................                15
      2003...............................................                 8
      2004...............................................                 4
                                                                         --

      Total minimum lease payments receivable............               $49
                                                                         ==

      Rental income for the three and nine-month periods ended September 30, 2000 includes $2 and $3 of income from direct finance leases, respectively, and income of $1 and $4 for the comparable period in 1999, respectively.





Note 5. Container Rental Equipment Write-Down

      New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, the cost of new containers at year-end 1998, during 1999 and the first three quarters of 2000 was significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at September 30, 2000 and 1999 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell.

      During the nine-month  period ended  September 30, 2000,  the  Partnership recorded additional depreciation expense of $64 on 144 containers identified for sale and sold 158 previously written down containers for a loss of $4. During the nine-month period ended September 30, 1999, the Partnership recorded an additional depreciation expense of $79 on 186 containers identified for sale and sold 195 previously written down containers for a gain of $3. Additionally, during the nine-month periods ended September 30, 2000 and 1999, the Partnership sold containers that had not been written-down and recorded a gain of $90 and a loss of $68, respectively.

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

Note 6.   Redemptions

      The following redemption offering was consummated by the Partnership during the nine-month periods ended September 30, 2000 and 1999:


                                                           Units           Average
                                                          Redeemed     Redemption Price      Amount Paid
                                                          --------    -----------------      -----------

       Total Partnership redemptions as of
       December 31, 1998.........................           5,775           $9.35                 $54

       Quarter ended:
         March 31, 1999..........................           1,750           $8.57                 $15
                                                            -----                                  --
       Partnership through September 30, 1999....           7,525           $9.17                 $69
                                                            =====                                  ==





                                                           Units           Average
                                                          Redeemed     Redemption Price      Amount Paid
                                                          --------    -----------------      ------------

       Total Partnership redemptions as of
       December 31, 1999.........................           7,525           $9.17                $ 69

       Quarter ended:
         September 30, 2000......................           8,675           $6.45                $ 56
                                                           ------                                 ---
       Partnership through September 30, 2000....          16,200           $7.72                $125
                                                           ======                                 ===


      The redemption price is fixed by formula.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information, which will assist in evaluating the financial condition of the Partnership as of and for the three and nine-month periods ended September 30, 2000 and 1999. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

From time to time, the Partnership redeems units from Limited Partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the nine month period ended September 30, 2000, the Partnership redeemed 8,675 units for a total dollar amount of $56. The Partnership used cash flow from operations to pay for the redeemed units.

The Partnership invests working capital and cash flow from operations and investing activities prior to its distribution to the partners in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

During the nine-month period ended September 30, 2000, the Partnership declared cash distributions to limited partners pertaining to the fourth quarter of 1999 through the second quarter of 2000 in the amount of $2,201. This amount represents $1.50 per unit, or 7.5% of the Limited Partner's original investment. On a cash basis, $1,488 of total distributions was from operations and the balance was a return of capital. On a GAAP basis, $1,487 of total distributions was a return of capital and the balance was from net income.

Net cash provided by operating activities for the nine-month periods ended September 30, 2000 and 1999, was $1,544 and $1,477, respectively. The increase of $67, or 5%, was primarily attributable to the increase in net earnings, adjusted for non-cash transactions, offset by the fluctuation in damage protection plan costs and fluctuations in due from affiliates, net. Net earnings, adjusted for non-cash transactions increased primarily due to the decrease in direct container expenses, and was partially offset by the decrease in rental income. The decrease in accrued damage protection plan costs during the nine months ended September 30, 2000 was primarily due to a decrease in the number of units covered under the damage protection plan. These items are discussed more fully under "Results of Operations". The fluctuations in due from affiliates, net, resulted from timing differences in payment of expenses and fees and the remittance of net rental revenues, as well as in fluctuations in these amounts.

For the nine-month period ended September 30, 2000 net cash provided by investing activities (the sale of containers) was $673 compared to $857 for the comparable period in 1999. The decrease of $184 was primarily due to the Partnership selling fewer containers during the nine-month period ended September 30, 2000 compared to the equivalent period in 1999. Some of the containers sold in 1999 and 2000 were located in low demand locations, and these sales were driven not only by the liquidation plans discussed above, but also by adverse market conditions in these locations. However, there were fewer low demand locations and fewer containers in these locations in 2000, primarily as a result of previous sales efforts, resulting in the decline in the number of containers sold. Despite a slight improvement in the sales price recently realized on container sales, the sales price for containers sold in these low demand locations has continued to be adversely affected. The sale of containers and these market conditions are discussed more fully under "Results of Operations".

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the nine-month periods ended September 30, 2000 and 1999, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:


                                                            2000            1999
                                                            ----            ----

               Beginning container fleet...............    5,771           6,769
               Ending container fleet..................    5,271           6,075
               Average container fleet.................    5,521           6,422

The average container fleet decreased 14% from the nine-month period ended September 30, 1999 to the equivalent period in 2000 due to the continuing sale of containers (i) that had reached the end of their useful lives or (ii) that an analysis had indicated that their sale was warranted based on market conditions and the container's age, location and condition. Included in this second group were containers located in low demand locations. The Partnership expects that the size of its container fleet will further decline as additional containers are sold for these reasons and as the Partnership continues its liquidation plans. The decline in the container fleet has contributed to an overall decline in rental income from the three and nine-month periods ended September 30, 1999 to the equivalent periods in 2000. This decline is expected to continue in future years, as the size of the Partnership's container fleet continues to decrease.

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 80% and 72% on average during the nine-month periods ended September 30, 2000 and 1999, respectively. In addition, rental income is affected by daily rental rates, which have decreased between the periods, as described below.

The following is a comparative analysis of the results of operations for the nine-month periods ended September 30, 2000 and 1999.

The Partnership's income from operations for the nine-month periods ending September 30, 2000 and 1999 was $627 and $250, respectively, on rental income of $2,207 and $2,423, respectively. The decrease in rental income of $216, or 9%, from the nine-month period ended September 30, 1999 to the comparable period in 2000 was attributable to a decrease in income from container rentals and other rental income. Income from container rentals, the major component of total revenue, decreased $127, or 6%, primarily due to decreases in the average container fleet of 14% and average rental rates of 4%, offset by the increase in average on-hire utilization of 11%.

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

The decline in the purchase price of new containers and the container surplus mentioned above have resulted in the decline in rental rates in recent years. However, as a result of the improvement in demand and increases in the purchase price of new containers, rental rates have stabilized during the first three quarters of 2000.

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

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the nine-month period ended September 30, 2000, other rental income was $209, a decrease of $89 from the equivalent period in 1999. The decrease in other rental income was primarily due to the decrease in fleet size and additional decreases in DPP and location income. The additional decline in DPP was primarily due to the decline in the number of units covered under DPP. The further decline in location income was due to a decrease in charges to lessees for dropping off containers in certain locations, offset by a decrease in credits granted for picking up containers in surplus locations.

Direct container expenses decreased $288, or 45%, from the nine-month period ending September 30, 1999 to the equivalent period in 2000. The decrease was primarily due to decreases in storage, DPP and repositioning expenses of $134, $70 and $33, respectively. The decrease in these expenses, as well as other direct container expenses, was partially due to the overall decrease in the average container fleet. Storage expense further declined due to the improvement in utilization noted above and a lower average storage cost per container. DPP expense further declined primarily due to a decrease in the number of units covered under DPP. Repositioning expense further declined as there were fewer containers repositioned, offset by a higher average repositioning cost due to the high demand for limited vessel capacity noted above.

Bad debt expense decreased from an expense of $60 during the nine-month period ended September 30, 1999 to a benefit of $12 for the same period in 2000. The benefit recorded for the nine-month period ended September 30, 2000 was due to overall lower required reserves at September 30, 2000 than at December 31, 1999.

Depreciation expense decreased $137, or 15%, from the nine-month period ended September 30, 1999 to the comparable period in 2000 primarily due to the decline in average fleet size.

New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, the cost of new containers at year-end 1998, during 1999 and the first three quarters of 2000 was significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at September 30, 2000 and 1999 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell.

During the nine-month period ended September 30, 2000, the Partnership recorded additional depreciation expense of $64 on 144 containers identified for sale and sold 158 previously written down containers for a loss of $4. During the nine-month period ended September 30, 1999, the Partnership recorded an additional depreciation expense of $79 on 186 containers identified for sale and sold 195 previously written down containers for a gain of $3. Additionally, during the nine month periods ended September 30, 2000 and 1999, the Partnership sold containers that had not been written-down and recorded a gain of $90 and a loss of $68, respectively.

As more containers are subsequently identified for sale or if container sales prices decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers.

Management fees to affiliates decreased $71 or 23% from the nine-month period ended September 30, 1999 to the same period in 2000 due to decreases in incentive and equipment management fees. Incentive management fees, which are based on the Partnership's limited and general partner distribution percentage and initial partners' capital, decreased $53, or 36%, primarily due to lower distributions paid during the nine-month period ended September 30, 2000 than in the equivalent period in 1999. Equipment management fees decreased primarily due to the decrease in rental income upon which equipment management fees are primarily based. These fees were approximately 7% of rental income for both periods.

General and administrative costs to affiliates decreased $24, or 18%, from the nine-month period ended September 30, 1999 to the comparable period in 2000 primarily due to the decrease in overhead costs allocated by TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Other income increased $143 from an expense of $27 for the nine-month period ended September 30, 1999 to income of $116 for the comparable period in 2000 primarily due to gain (loss) on sale of containers fluctuating from a loss of $65 to a gain of $86.

Net earnings per limited partnership unit increased from $0.12 to $0.49 from the nine-month period ended September 30, 1999 to the same period in 2000, reflecting the increase in net earnings allocated to limited partners from $176 to $714, respectively. The allocation of net earnings included a special allocation of gross income to the General Partners made in accordance with the Partnership Agreement.


The following is a comparative analysis of the results of operations for the three-month periods ended September 30, 2000 and 1999.

The Partnership's income from operations for the three-month periods ending September 30, 2000 and 1999 was $200 and $91, respectively, on rental income of $697 and $773, respectively. The decrease in rental income of $76, or 10%, from the three-month period ended September 30, 1999 to the comparable period in 2000 was attributable to a decrease in income from container rentals and other rental income. Income from container rentals decreased $25, or 4%, primarily due to decreases in the average container fleet of 14% and average rental rates of 3%, offset by the increase in average on-hire utilization of 13%.

For the three-month period ended September 30, 2000, other rental income was $48, a decrease of $51 from the equivalent period in 1999. The decrease in other rental income was primarily due to the decrease further in fleet size and additional decreases in DPP and location income. DPP income further declined primarily due to a refund of $16 to one lessee as a result of the lessee canceling their DPP coverage in July, 2000. The Partnership also recorded a decrease in previously accrued damage protection plan costs related to units on lease to this lessee as a result of this cancellation, resulting in a decrease to DPP expense of $27. The further decline in location income was due to a decrease in charges to lessees for dropping off containers in certain locations and an increase in credits granted for picking up containers from surplus locations.

Direct container expenses decreased $95, or 50%, from the three-month period ending September 30, 1999 to the equivalent period in 2000. The decrease was primarily due to the decreases in storage and DPP expenses of $45 and $39, respectively. The decrease in these expenses, as well as other direct container expenses, was partially due to the overall decrease in the average container fleet. Storage expense further declined due to the improvement in utilization noted above and a lower average storage cost per container. DPP expense further declined primarily due to the reduction in the DPP reserve as a result of a lessee canceling their DPP coverage as described above.

Bad debt expense decreased from an expense of $22 from the three-month period ended September 30, 1999 to $0 for the comparable period in 2000. Bad debt expense was $0 for the three month period ended September 30, 2000 as there was no change in the reserve requirement from June 30, 2000 to September 30, 2000.

Depreciation expense decreased $30, or 10%, from the three-month period ended September 30, 1999 to the comparable period in 2000 primarily due to the decline in average fleet size, offset by a larger write-down of containers identified as for sale during the three month period ended September 30, 2000 than in the comparable period in 1999.

Management fees to affiliates decreased $28 or 26% from the three-month period ended September 30, 1999 to the same period in 2000 due to the decreases in incentive management and equipment management fees. Incentive management fees decreased $22 or 42% from the three-month period ended September 30, 1999 to the same period in 2000 primarily due to lower distributions paid during the three-month period ended September 30, 2000 than in the equivalent period in 1999. Equipment management fees, which are primarily based on gross revenue, decreased primarily due to the decrease in rental income and were approximately 7% of rental income for both periods.

General and administrative costs to affiliates increased $3, or 9%, from the three-month period ended September 30, 1999 to the comparable period in 2000 primarily due to the increase in overhead costs allocated by TEM and TCC.

Other income increased $77 from the three-month period ended September 30, 1999 to the comparable period in 2000, primarily due to gain (loss) on sale of containers fluctuating from a loss of $56 to a gain of $22.

Net earnings per limited partnership unit increased from $0.02 to $0.15 from the three-month period ended September 30, 1999 to the same period in 2000, reflecting the increase in net earnings allocated to limited partners from $28 to $222, respectively. The allocation of net earnings included a special allocation of gross income to the General Partners made in accordance with the Partnership Agreement.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines, which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of September 30, 2000, which would result in such a risk materializing.

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


Date:  November 10, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________                 Senior Vice President,                         November 10, 2000
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 November 10, 2000
John A. Maccarone                        Officer)




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


                            TCC EQUIPMENT INCOME FUND
                            A California Limited Partnership

                            By Textainer Financial Services Corporation
                            The Managing General Partner



                            By /s/Ernest J. Furtado
                            _____________________________________
                            Ernest J. Furtado
                            Senior Vice President


Date:  November 10, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date



/s/Ernest J. Furtado
____________________________             Senior Vice President,                         November 10, 2000
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary



/s/John A. Maccarone                     President (Principal Executive                 November 10, 2000
____________________________             Officer)
John A. Maccarone
