Form 10-K
period 2000-12-31
TCC EQUIPMENT INCOME FUND
filed 2001-03-20
CIK 820083

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


March 20, 2001


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of TCC Equipment Income Fund (the "Partnership") the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

                   For the fiscal year ended December 31, 2000

                         Commission file number 0-17688

           TCC EQUIPMENT INCOME FUND (a California limited partnership)
           ------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

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

                                      NONE
                                      ----

Securities registered pursuant to Section 12(g) of the Act:

                      LIMITED PARTNERSHIP DEPOSITARY UNITS
                                (TITLE OF CLASS)

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

Not Applicable.
--------------

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

(a)          General Development of Business

             The Registrant is a California Limited Partnership formed as of August 3, 1987 to purchase, own, operate, lease, and sell equipment used in the containerized cargo shipping industry. The Registrant commenced offering units representing limited partnership interests (Units) to the public on October 26, 1987 in accordance with its Registration Statement and ceased to offer such Units as of October 26, 1989. The Registrant raised a total of $29,491,080 from the offering and invested a substantial portion of the money raised in equipment. The Registrant has since engaged in leasing this and other equipment in the international shipping industry.

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

(c)(1)(ii)   Inapplicable.

(c)(1)(iii)  Inapplicable.

(c)(1)(iv)   Inapplicable.

(c)(1)(v)    Inapplicable.

(c)(1)(vi)   Inapplicable.

(c)(1)(vii) (No single lessee generated lease revenue for the years ended December 31, 2000, 1999 and 1998 which was 10% or more of the total revenue of the Registrant.

(c)(1)(viii) Inapplicable.

(c)(1)(ix)   Inapplicable.

(c)(1)(x) There are approximately 80 container leasing companies of which the top ten control approximately 89% of the total equipment held by all container leasing companies. The top two container leasing companies combined control approximately 34% of the total equipment held by all container leasing companies. Textainer Equipment Management Limited, an Associate General Partner of the Registrant and the manager of its marine container equipment, is the third largest container leasing company and manages approximately 13% of the equipment held by all container leasing companies. The customers for leased containers are primarily international shipping lines. The Registrant alone is not a material participant in the worldwide container leasing market. The principal methods of competition are price, availability and the provision of worldwide service to the international shipping community. Competition in the container leasing market has increased over the past few years. Since 1996, shipping alliances and other operational consolidations among shipping lines have allowed shipping lines to begin operating with fewer containers, thereby decreasing the demand for leased containers and allowing lessees to gain concessions from lessors about price, special charges or credits and, in certain markets, the age specification of the containers rented. Furthermore, primarily as a result of lower new container prices and low interest rates, shipping lines now own, rather than lease, a higher percentage of containers. The decrease in demand from shipping lines, along with the entry of new leasing company competitors offering low container rental rates, has increased competition among container lessors such as the Registrant.

(c)(1)(xi)   Inapplicable.

(c)(1)(xii)  Inapplicable.

(c)(1)(xiii) The  Registrant  has no  employees.  Textainer  Financial  Services
             Corporation (TFS), a wholly owned subsidiary of Textainer Capital Corporation (TCC), the Managing General Partner of the Registrant, is responsible for the overall management of the business of the Registrant and at December 31, 2000 had 4 employees. Textainer Equipment Management Limited (TEM), an Associate General Partner, is responsible for the management of the leasing operations of the Registrant and at December 31, 2000 had a total of 164 employees.

(d)          Financial  Information  About Foreign and Domestic  Operations  and
             Export Sales.

             The Registrant is involved in the leasing of shipping containers to international shipping companies for use in world trade and approximately 15%, 15% and 20%, of the Registrant's rental revenue during the years ended December 31, 2000, 1999 and 1998, respectively, was derived from operations sourced or terminated domestically. These percentages do not reflect the proportion of the Partnership's income from operations generated domestically or in domestic waterways. Substantially all of the Partnership's income from operations is derived from assets employed in foreign operations. See "Business of the Partnership", in the Registrant's Prospectus, as supplemented, and for a discussion of the risks of leasing containers for use in world trade see "Risk Factors and Forward-Looking Statements" in Item 7 herein.

ITEM 2.      PROPERTIES

As of December 31, 2000, the Registrant owned the following types and quantities of equipment:

        20-foot standard dry freight containers                            2,338
        40-foot standard dry freight containers                            1,646
        40-foot high cube dry freight containers                           1,135
                                                                           -----

                                                                           5,119
                                                                           -----

During December 2000, approximately 79% of these containers were on lease to international shipping companies, and the balance were being stored at a large number of storage depots located worldwide. At December 31, 2000 approximately 2% of the Partnership's equipment had been specifically identified as for sale. The Partnership sells containers (i) that have reached the end of their useful life or (ii) that an analysis indicates that their sale is otherwise warranted. The Partnership expects more containers to be identified as for sale for these reasons and as the Partnership continues its liquidation plans.

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

(a)(1)(ii)   Inapplicable.

(a)(1)(iii)  Inapplicable.

(a)(1)(iv)   Inapplicable.

(a)(1)(v)    Inapplicable.

(a)(2)       Inapplicable.

(b)      Holders.

(b)(1) As of January 1, 2001, there were 1,936 holders of record of limited partnership interests in the Registrant.

(b)(2)       Inapplicable.

(c)      Dividends.

             Inapplicable.

The Registrant makes quarterly distributions to its limited partners in an amount equal to the Registrant's excess cash, after redemptions and working capital reserves. During the year ended December 31, 2000, the Registrant paid distributions at an annualized rate equal to 10% of a Unit's initial cost, or $2.00 per Unit per year. For information about the amount of distributions paid during the five most recent fiscal years, see Item 6, "Selected Financial Data."

ITEM 701:    Inapplicable.

ITEM 6.      SELECTED FINANCIAL DATA.

                                                          (Amounts in thousands except for per unit amounts)
                                                                      Year Ended December 31,
                                         ----------------------------------------------------------------------------------
                                              2000             1999            1998             1997            1996
                                              ----             ----            ----             ----            ----

Rental income.......................        $  2,885         $  3,204        $  4,358         $  4,784        $  5,383

Income from operations..............        $    915         $    411        $  1,475         $  1,759        $  2,360

Net earnings........................        $    954         $    458        $  1,569         $  1,814        $  2,382

Net earnings per unit
  of limited partnership
  interest..........................        $   0.63         $   0.27        $   1.02         $   1.21        $   1.60

Distributions per unit of
  limited partnership
  interest..........................        $   2.00         $   2.85        $   2.50         $   2.00        $   2.00

Distributions per unit of
  limited partnership
  interest representing
  a return of capital...............        $   1.37         $   2.58        $   1.48         $   0.79        $   0.40

Total assets........................        $ 10,294         $ 12,465        $ 16,271         $ 18,560        $ 20,049



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             (Amounts in thousands except for unit and per unit amounts)

The Financial Statements contain information, which will assist in evaluating the financial condition of the Partnership for the years ended December 31, 2000, 1999 and 1998. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From October 1987 until October 1989, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $1,000 on April 8, 1988, and on October 26, 1989, the Partnership's offering of limited partnership interests was closed at $29,491.

In October 1998, the Partnership entered its liquidation phase, which may last up to six or more years depending on whether the containers are sold (i) in one or more large transactions or (ii) gradually, either as they reach the end of their useful marine lives or when an analysis indicates that their sale is warranted based on existing market conditions and the container's age, location and condition. The Partnership anticipates that all excess cash, after redemptions and working capital reserves, will be distributed to the general and limited partners on a quarterly basis. These distributions will consist of cash from operations and/or cash from sales proceeds. As the Partnership's container fleet decreases, cash from operations is expected to decrease, while cash from investing activities is expected to fluctuate based on the number of containers sold and the actual sales price per container received. Consequently, the Partnership anticipates that a large portion of all future distributions will be a return of capital.

To date, the Partnership has sold containers only gradually, rather than in large transactions.

The final termination and winding up of the Partnership, as well as payment of liquidating and/or final distributions, will occur at the end of the liquidation phase when all or substantially all of the Partnership's containers have been sold and the Partnership begins its dissolution.

From time to time, the Partnership redeems units from Limited Partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the year ended December 31, 2000, the Partnership redeemed 11,050 units for a total dollar amount of $71. The Partnership used cash flow from operations to pay for the redeemed units.

The Partnership invests working capital and cash flow from operations and investing activities prior to its distribution to the partners in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

During the year ended December 31, 2000, the Partnership declared cash distributions to limited partners pertaining to the fourth quarter of 1999 through the third quarter of 2000, in the amount of $2,930. This amount represents $2.00 per unit, or 10% of the Limited Partner's original investment. On a cash basis, after paying redemptions, $1,945 of total distributions was from operations and the balance was a return of capital. On a GAAP basis, $915 of total distributions was from net income and the balance was a return of capital.

Net cash provided by operating activities for the years ended December 31, 2000 and 1999, was $2,016 and $1,921 respectively. The increase of $95, or 5% was primarily attributable to fluctuations in accounts receivable and the increase in net earnings, adjusted for non-cash transactions, partially offset by the fluctuations in due from affiliates, net and accrued damage protection plan costs. The decrease in accounts receivable of $308 for the year ended December 31, 2000 was due to the decline in the average collection period of accounts receivable and a decline in rental income. The decline in accounts receivable of $101 for the year ended December 31, 1999 was due to the decrease in rental income, offset by an increase in the average collection period of accounts receivable. Net earnings, adjusted for non-cash transactions increased primarily due to the decrease in direct container expenses, and was partially offset by the decrease in rental income. These items are discussed more fully under "Results of Operations". The fluctuations in due from affiliates, net resulted from timing differences in payment of expenses and fees and the remittance of net rental revenues and container sales proceeds, as well as in fluctuations in these amounts. The decrease in accrued damage protection plan costs during the year ended December 31, 2000 was primarily due to a decrease in the estimated average repair cost per container and a decrease in the number of containers covered under the damage protection plan.

For the year ended December 31, 2000, net cash provided by investing activities (the sale of containers) was $875 compared to $1,235 for the same period in 1999. The decrease of $360 was primarily due to the Partnership selling fewer containers during the year ended December 31, 2000 compared to the equivalent period in 1999. Some of the containers sold in 1999 and 2000 were located in low demand locations, and these sales were driven not only by the liquidation plans discussed above, but also by adverse market conditions in these locations. However, there were fewer low demand locations and fewer containers in these locations in 2000, primarily as a result of previous sales efforts, resulting in the decline in the number of containers sold. Despite a slight improvement in the sales price recently realized on container sales, the sales price for containers sold in these low demand locations has continued to be adversely affected by market conditions. The sale of containers and these market conditions are discussed more fully under "Results of Operations".

Due, in part, to these market conditions and their effect on demand for used containers, the Partnership has been primarily selling containers only if the containers are at the end of their useful lives or if they are located in these low demand locations. Therefore, and as noted above, the Partnership has implemented its liquidation phase to date by selling containers gradually. The Partnership will continue to evaluate its options for selling containers in the context of both these market conditions and the Partnership's liquidation plans.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the years ended December 31, 2000, 1999 and 1998, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                     2000       1999        1998
                                                     ----       ----        ----

      Beginning container fleet...............      5,771      6,769       7,887
      Ending container fleet..................      5,119      5,771       6,769
      Average container fleet.................      5,445      6,270       7,328

The average container fleet decreased 13% from the year ended December 31, 1999 to the equivalent period in 2000 due to the continuing sale of containers (i) that had reached the end of their useful lives or (ii) that an analysis had indicated that their sale was otherwise warranted. Included in this second group were containers located in low demand locations. The Partnership expects that the size of its container fleet will further decline as additional containers are sold for these reasons and as the Partnership continues its liquidation plans. The decline in the container fleet has contributed to an overall decline in rental income from the year ended December 31, 1999 to the equivalent period in 2000. This decline is expected to continue in future years, as the size of the Partnership's container fleet continues to decrease.

Rental income and direct container expenses are also affected by the average utilization of the container fleet, which was 80%, 73% and 80% during the years ended December 31, 2000, 1999 and 1998, respectively. In addition, rental income is affected by daily rental rates, which have decreased between the periods, as described below.

The following is a comparative analysis of the results of operations for the years ended December 31, 2000, 1999 and 1998.

The Partnership's income from operations for the years ended December 31, 2000 and 1999 was $915 and $411, respectively, on rental income of $2,885 and $3,204, respectively. The decrease in rental income of $319, or 10%, from the year ended December 31, 1999 to the comparable period in 2000 was attributable to a decrease in income from container rentals and other rental income, which is discussed below. Income from container rentals, the major component of total revenue, decreased $196, or 7%, primarily due to decreases in the average container fleet of 13% and average rental rates of 4%, offset by the increase in average on-hire utilization of 10%.

The Partnership's income from operations for the years ended December 31, 1999 and 1998 was $411 and $1,475, respectively, on rental income of $3,204 and $4,358, respectively. The decrease in rental income of $1,154, or 26%, from the year ended December 31, 1998 to the comparable period in 1999 was primarily attributable to a decrease in income from container rentals, which decreased $1,019, or 27%. This decrease was primarily due to decreases in the average container fleet of 14%, average on-hire utilization of 9% and average rental rates of 6%. The decline in the size of the container fleet, which is discussed above, and the decline in utilization had the most significant adverse effect on rental income.

The improvement in utilization, which began in the third quarter of 1999, was due to improvements in demand for leased containers and in the trade balance, primarily as a result of the improvement in certain Asian economies and a related increase in exports out of Europe. This improvement in demand, coupled with container lessors' efforts to sell older containers in low demand locations, has also reduced the container surplus.

However, the trade imbalance between Asia and North America still exists, and as a consequence, the build-up of containers, primarily on the East Coast of the United States, persists. The Partnership has been unable to reposition a large number of newer containers to higher demand locations in Asia, due to lack of available vessel capacity from the United States East Coast ports.

As a result, the Partnership continues to sell some containers located in low demand locations. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. The majority of the containers sold during 1999 and 2000 were older containers. The expected economic benefit of continuing to own these older containers was less than that of newer containers primarily due to their shorter remaining marine life, the cost to reposition containers and the shipping lines' preference for leasing newer containers when they are available.

Once the decision had been made to sell containers, if the book value of these containers was greater than the estimated fair value, the Partnership wrote down the value of these specifically identified containers to their estimated fair value, which was based on recent sales prices. Due to unanticipated declines in container sales prices during 1999, the actual sales prices received on some containers were lower than the estimates used for the write-down, resulting in the Partnership incurring losses upon the sale of some of these containers. Until demand for leased containers improves, the Partnership may incur further write-downs and/or losses on the sale of such containers. Should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to increase its depreciation rate or write-down the value on some or all of its container rental equipment.

The decline in the purchase price of new containers and the container surplus mentioned above have resulted in the decline in rental rates in recent years. However, as a result of the improvement in demand and increases in the purchase price of new containers in 2000, rental rates remained stable during 2000.

In the fourth quarter of 2000, utilization began to decline and has continued to decline into the beginning of 2001. This decline was primarily due to the slowing United States economy and the resulting decline in exports out of Asia. The General Partners caution that utilization could continue to decline in 2001 if these conditions persist and demand for leased containers does not improve. Despite the decline in utilization, rental rates have remained stable into the beginning of 2001. New container prices declined in 2001, and this decline, combined with the recent decline in utilization may have a negative effect on rental rates in the future.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's containers under master operating leases. The Partnership also leases containers under direct finance leases and at December 31, 2000, 1999 and 1998, there were 35, 29 and 26 containers under direct finance leases, respectively. Rental income from direct finance leases was $4, $5 and $50 during the years ended December 31, 2000, 1999 and 1998, respectively.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the year ended December 31, 2000, other rental income was $277, a decrease of $123 from the equivalent period in 1999. The decrease in other rental income was due to the decrease in fleet size and additional decreases in DPP, location and handling income of $49, $43 and $31, respectively. The additional decline in DPP income was due to decreases in the average DPP price charged per container and in the number of containers covered under DPP. The further decline in location income was due to a decrease in charges to lessees for dropping off containers in certain locations. Handling income decreased primarily due to the decrease in container movement.

For the year ended December 31, 1999, the total of these other rental income items was $400, a decrease of $135 from the equivalent period in 1998. The decrease was primarily due to the decline in fleet size and additional decreases in location and handling income of $106 and $37, respectively. Location income further decreased primarily due to a decrease in charges to lessees for dropping off containers in certain locations. Handling income decreased due to decreases in container movement and in the average handling price charged per container.

Direct container expenses decreased $323, or 40%, from the year ended December 31, 1999 to the equivalent period in 2000. The decrease was primarily due to the decreases in storage, DPP and handling expenses of $150, $88, and $33, respectively. The decrease in these expenses, as well as other direct container expenses, was partially due to the overall decrease in the average container fleet. Storage expense further declined due to the improvement in utilization noted above and a lower average storage cost per container. DPP expense declined due to decreases in the average repair cost per DPP container and in the number of containers covered under DPP. Handling expense declined primarily due to the decline in container movement.

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

Bad debt (benefit) expense was ($22), $51, and ($40) for the years ended December 31, 2000, 1999, and 1998, respectively. The benefit recorded for the year ended December 31, 2000 was due to overall lower required reserves at December 31, 2000 than at December 31, 1999. The effect of insurance proceeds received during the year ended 1998 relating to certain receivables against which reserves had been recorded in 1994 and 1995, as well as the resolution of payment issues with one lessee during 1998, were primarily responsible for the benefit recorded in 1998 and, therefore, the fluctuation in bad debt expense (benefit) between 1998 and 1999.

Depreciation expense decreased $182, or 15%, and $127, or 9%, from the years ended December 31, 1999 to 2000 and December 31, 1998 to 1999, respectively. The decreases were primarily due to the decline in the average fleet size and due to certain containers which were acquired used and have now been fully depreciated. These decreases were offset by additional charges included in depreciation as described below.

New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, the cost of new containers at year-end 1998, during 1999 and 2000 was significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at December 31, 2000, 1999 and 1998 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell. During the years ended December 31, 2000, 1999, and 1998 the Partnership recorded additional depreciation expense of $72, $105 and $61, respectively on 179, 245, and 298, containers identified as for sale and requiring a reserve. At December 31, 2000 and 1999, the net book value of containers identified as for sale was $98 and $177, respectively.

The Partnership sold 205 of these previously written down containers for a loss of $4 during the year ended December 31, 2000 and sold 478 previously written down containers for a loss of $6 during the same period in 1999. During the year ended December 31, 1998 there were no sales of previously written down containers as the initial write-down was recorded at December 31, 1998. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs, primarily due to unexpected declines in container prices.

The Partnership also sold containers that had not been written down and recorded (gains)/losses of ($91), $27 and ($68) during the years ended December 31, 2000, 1999 and 1998, respectively.

As more containers are subsequently identified for sale or if container sales prices decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers.

Management fees to affiliates decreased $83 or 21% from the year ended December 31, 1999 to the same period in 2000 due to decreases in incentive and equipment management fees. Incentive management fees, which are based on the Partnership's limited and general partner distributions, decreased $56, or 32%, primarily due to a decrease in distributions paid during the year ended December 31, 2000 compared to the equivalent period in 1999. Equipment management fees decreased $27 due to the decrease in rental income, upon which equipment management fees are primarily based. These fees were approximately 7% of rental income for both periods.

Management fees to affiliates decreased $32, or 7% from the year ended December 31, 1998 to the comparable period in 1999 due to a decrease in equipment management fees, offset by an increase in incentive management fees. Equipment management fees decreased $54, or 19%, primarily due to the decrease in rental income and were approximately 7% of rental income for the year ended December 31, 1999. Equipment management fees for the year ended December 31, 1998 were only 6% of rental income due to an adjustment resulting from the write-off of receivables for two lessees. Incentive management fees increased $22, or 14%, primarily due to greater distributions paid during the year ended December 31, 1999 compared to the same period in 1998.

General and administrative costs to affiliates decreased $27, or 16%, and $68, or 29%, from the years ended December 31, 1999 to 2000 and December 31, 1998 to 1999, respectively. These decreases were primarily due to decreases in overhead costs allocated from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

The gain/loss on sale of containers fluctuated from a loss of $33 to a gain of $87. The fluctuation in gain/loss was primarily due to the Partnership selling fewer containers at a slightly higher average sales price during the year ended December 31, 2000 compared to the same period in 1999. The decline in the number of containers sold was primarily due to there being fewer lower demand locations and fewer containers in these locations, primarily as a result of previous sales efforts. Gain/loss on sale of containers fluctuated from a gain of $68 during the year ended December 31, 1998 to a loss of $33 for the comparable period in 1999. The loss on sale of containers during the year ended December 31, 1999 was primarily due to the Partnership selling containers primarily in low demand locations at lower average sale prices as discussed above.

Net earnings per limited partnership unit increased from $0.27 to $0.63 from the year ended December 31, 1999 to the equivalent period in 2000, reflecting the increases in net earnings allocated to limited partners from $402 to $915. Net earnings per limited partnership unit decreased from $1.02 to $0.27 from the year ended December 31, 1998 to the year ended December 31, 1999, reflecting the decrease in net earnings allocated to limited partners from $1,494 to $402. The allocation of net earnings for the years ended December 31, 2000, 1999 and 1998 included a special allocation to the General Partners of $29, $51, and $59, respectively, in accordance with the Partnership Agreement.

Risk Factors and Forward Looking Statements

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines, which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of December 31, 2000, which would result in such a risk materializing.

Other risks of the Partnership's leasing operations include competition, the cost of repositioning containers after they come off-lease, the risk of an uninsured loss, including bad debts, increases in maintenance expenses or other costs of operating the containers, and the effect of world trade, industry trends and/or general business and economic cycles on the Partnership's operations. See "Risk Factors" in the Partnership's Prospectus, as supplemented, for additional information on risks of the Partnership's business.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Inapplicable.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

             Attached pages 14 to 26.

                          Independent Auditors' Report


The Partners
TCC Equipment Income Fund:

We have audited the accompanying balance sheets of TCC Equipment Income Fund (a California limited partnership) as of December 31, 2000 and 1999, and the related statements of earnings, partners' capital and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TCC Equipment Income Fund as of December 31, 2000 and 1999, and the results of its operations, its partners' capital, and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



                                    KPMG LLP




San Francisco, California
February 16, 2001


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Balance Sheets

December 31, 2000 and 1999
(Amounts in thousands)
---------------------------------------------------------------------------------------------------------


                                                                            2000                1999
                                                                     -----------------   ----------------

Assets
Container rental equipment, net of accumulated
   depreciation of $7,677 (1999:  $8,217)                              $        8,897    $        10,675
Cash                                                                              713                862
Net investment in direct finance leases (note 3)                                   37                 42
Accounts receivable, net of allowance
   for doubtful accounts of $103 (1999:  $178)(note 5)                            518                751
Due from affiliates, net (note 2)                                                 126                130
Prepaid expenses                                                                    3                  5
                                                                       ---------------   ----------------

                                                                       $       10,294    $        12,465
                                                                       ===============   ================

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                    $          139    $           136
   Accrued liabilities                                                             57                 46
   Accrued recovery costs (note 1(j))                                              38                 33
   Accrued damage protection plan costs (note 1(k))                                64                105
   Warranty claims (note 1(l))                                                      5                 68
                                                                       ---------------   ----------------

       Total liabilities                                                          303                388
                                                                       ---------------   ----------------

Partners' capital:
   General partners                                                                 -                  -
   Limited partners                                                             9,991             12,077
                                                                       ---------------   ----------------

       Total partners' capital                                                  9,991             12,077
                                                                       ---------------   ----------------


                                                                       $       10,294    $        12,465
                                                                       ===============   ================


See accompanying notes to financial statements


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Earnings

Years ended  December 31, 2000,  1999 and 1998
(Amounts in thousands  except for unit and per unit amounts)
--------------------------------------------------------------------------------------------------------------

                                                               2000              1999               1998
                                                        -----------------  ----------------  -----------------
Rental income                                           $          2,885   $         3,204   $          4,358
                                                        -----------------  ----------------  -----------------

Costs and expenses:
   Direct container expenses                                         478               801                883
   Bad debt (benefit) expense                                        (22)               51                (40)
   Depreciation (note 1(e))                                        1,043             1,225              1,352
   Professional fees                                                  55                68                 39
   Management fees to affiliates (note 2)                            318               401                433
   General and administrative costs
      to affiliates (note 2)                                         138               165                233
   Other general and administrative costs                             47                49                 51
   (Gain) loss on sale of containers                                 (87)               33                (68)
                                                        -----------------  ----------------  -----------------

                                                                   1,970             2,793              2,883
                                                        -----------------  ----------------  -----------------

   Income from operations                                            915               411              1,475
                                                        -----------------  ----------------  -----------------

Other income:
   Interest income                                                    39                47                 94
                                                        -----------------  ----------------  -----------------

                                                                      39                47                 94
                                                        -----------------  ----------------  -----------------

    Net earnings                                        $            954   $           458   $          1,569
                                                        =================  ================  =================

Allocation of net earnings (note 1(g)):
   General partners                                     $             39   $            56   $             75
   Limited partners                                                  915               402              1,494
                                                        -----------------  ----------------  -----------------

                                                        $            954   $           458   $          1,569
                                                        =================  ================  =================
Limited partners' per unit share
   of net earnings                                      $           0.63   $          0.27   $           1.02
                                                        =================  ================  =================

Limited partners' per unit share
   of distributions                                     $           2.00   $          2.85   $           2.50
                                                        =================  ================  =================

Weighted average number of limited
   partnership units outstanding (note 1(m))                   1,462,098         1,467,029          1,470,342
                                                        =================  ================  =================



See accompanying notes to financial statements


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Partners' Capital

Years ended December 31, 2000, 1999 and 1998
(Amounts in thousands)
------------------------------------------------------------------------------------------------------



                                                                Partners' Capital
                                              --------------------------------------------------------

                                                 General              Limited               Total
                                              --------------      ---------------      ---------------

Balances at December 31, 1997                 $         (36)      $       18,087       $        18,051

Distributions                                           (39)              (3,677)               (3,716)

Redemptions (note 1(n))                                   -                  (31)                  (31)

Net earnings                                             75                1,494                 1,569
                                              --------------      ---------------      ---------------

Balances at December 31, 1998                             -               15,873                15,873
                                              --------------      ---------------      ---------------


Distributions                                           (56)              (4,183)               (4,239)

Redemptions (note 1(n))                                   -                  (15)                  (15)

Net earnings                                             56                  402                   458
                                              --------------      ---------------      ---------------

Balances at December 31, 1999                             -               12,077                12,077
                                              --------------      ---------------      ---------------


Distributions                                           (39)              (2,930)               (2,969)

Redemptions (note 1(n))                                   -                  (71)                  (71)

Net earnings                                             39                  915                   954
                                              --------------      ---------------      ---------------

Balances at December 31, 2000                 $           -       $        9,991       $         9,991
                                              ==============      ===============      ===============



See accompanying notes to financial statements


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Cash Flows

Years ended December 31, 2000, 1999 and 1998
(Amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------------



                                                                                 2000               1999               1998
                                                                           ---------------    ---------------    ---------------


Cash flows from operating activities:
      Net earnings                                                         $          954     $          458     $        1,569
      Adjustments to reconcile net earnings to
        net cash provided by operating activities:
          Depreciation (note 1(e))                                                  1,043              1,225              1,352
          (Decrease) increase  in allowance for doubtful
              accounts, excluding write-off (note 5)                                  (75)                44               (110)
          (Gain) loss on sale of containers                                           (87)                33                (68)
          (Increase) decrease in assets:
             Net investment in direct finance leases                                   18                 13                130
             Accounts receivable, excluding write-off (note 5)                        308                101                556
             Due from affiliates, net                                                 (62)                56               (311)
             Prepaid expenses                                                           2                  1                 35
          Increase (decrease) in liabilities:
             Accounts payable and accrued liablilties                                  14                 21                (23)
             Accrued recovery costs                                                     5                 11                 (6)
             Accrued damage protection plan costs                                     (41)                22                (18)
             Warranty claims                                                          (63)               (64)               (64)
                                                                           ---------------    ---------------    ---------------

                Net cash provided by operating activities                           2,016              1,921              3,042
                                                                           ---------------    ---------------    ---------------

Cash flows from investing activities:
      Proceeds from sale of containers                                                875              1,232              1,524
      Container purchases                                                               -                  3                (26)
                                                                           ---------------    ---------------    ---------------

                Net cash provided by investing activities                             875              1,235              1,498
                                                                           ---------------    ---------------    ---------------

Cash flows from financing activities:
      Redemptions of limited partnership units                                        (71)               (15)               (31)
      Distributions to partners                                                    (2,969)            (4,238)            (3,716)
                                                                           ---------------    ---------------    ---------------

                Net cash used in financing activities                              (3,040)            (4,253)            (3,747)
                                                                           ---------------    ---------------    ---------------

Net (decrease) increase in cash                                                      (149)            (1,097)               793
Cash at beginning of period                                                           862              1,959              1,166
                                                                           ---------------    ---------------    ---------------

Cash at end of period                                                      $          713     $          862     $        1,959
                                                                           ===============    ===============    ===============




See accompanying notes to financial statements



TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Cash Flows--Continued
Years ended December 31, 2000, 1999 and 1998
(Amounts in thousands)
--------------------------------------------------------------------------------


Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received by the Partnership as of December 31, 2000, 1999, 1998 and 1997, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows.

                                                                       2000         1999          1998        1997
                                                                       ----         ----          ----        ----

Container purchases included in:
   Due to affiliates........................................            $ -         $  -          $  -         $ 12
   Container purchases payable..............................              -            -             -            -

Distributions to partners included in:
   Due to affiliates........................................              3            3             2            2

Proceeds from sale of containers included in:
   Due from affiliates......................................             84          150           204          296


The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.


                                                                                     2000         1999         1998
                                                                                     ----         ----         ----

Container purchases recorded..............................................        $    -        $   (3)      $   14
Container purchases paid..................................................             -            (3)          26

Distributions to partners declared........................................         2,969         4,239        3,716
Distributions to partners paid............................................         2,969         4,238        3,716

Proceeds from sale of containers recorded.................................           809         1,178        1,432
Proceeds from sale of containers received.................................           875         1,232        1,524


The  Partnership  has  entered  into direct  finance  leases,  resulting  in the transfer of containers  from  container  rental  equipment to net  investment in direct finance leases. The carrying values of containers  transferred during the
years  ended  December  31,  2000,   1999  and  1998  were  $13,  $37  and  $19,
respectively.

See accompanying notes to financial statements

TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Notes to Financial Statements
Years ended December 31, 2000, 1999 and 1998
(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

Note 1.      Summary of Significant Accounting Policies

             (a)   Nature of Operations

             TCC Equipment Income Fund (TEIF or the Partnership), a California limited partnership with a maximum life of 20 years, was formed on August 3, 1987. The Partnership was formed to engage in the business of owning, leasing and selling both new and used containers related to the international containerized cargo shipping industry, including, but not limited to, containers, trailers, and other container-related equipment. TEIF offered units representing limited partnership interests (Units) to the public until October 26, 1989, the close of the offering period, when a total of 1,474,554 Units had been purchased for a total of $29,491.

             In January 1998, the Partnership ceased purchasing containers and in October 1998, the Partnership began its liquidation phase. This phase may last up to six or more years depending on whether the containers are sold (i) in one or more large transactions or (ii) gradually, either as they reach the end of their marine useful lives or when an analysis indicates that their sale is warranted based on existing market conditions and the container's age, location and condition. The Partnership anticipates that all excess cash, after redemptions and working capital reserves, will be distributed to the limited and general partners on a quarterly basis.

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

             (d)   Fair Value of Financial Instruments

             In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the Partnership calculates the fair value of financial instruments and includes this additional information in the notes to the financial statements when the fair value is different than the book value of those financial instruments. At December 31, 2000 and 1999, the fair value of the Partnership's financial instruments approximates the related book value of such instruments.

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

             New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, the cost of new containers at year-end 1998, during 1999 and 2000 was significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at December 31, 2000, 1999 and 1998 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell. During the years ended December 31, 2000, 1999, and 1998 the Partnership recorded additional depreciation expense of $72, $105 and $61, respectively on 179, 245, and 298, containers identified as for sale and requiring a reserve. At December 31, 2000 and 1999, the net book value of containers identified as for sale was $98 and $177, respectively.

             The Partnership sold 205 of these previously written down containers for a loss of $4 during the year ended December 31, 2000 and sold 478 previously written down containers for a loss of $6 during the same period in 1999. During the year ended December 31, 1998 there were no sales of previously written down containers as the initial write-down was recorded at December 31, 1998. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs, primarily due to unexpected declines in container sales prices.

             The Partnership also sold containers that had not been written down and recorded (gains)/losses of ($91), $27 and ($68) during the years ended December 31, 2000, 1999 and 1998, respectively.

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

             No single lessee accounted for more than 10% of the Partnership's revenues for the years ended December 31, 2000, 1999 and 1998.

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

             (j)   Recovery Costs

             The Partnership accrues an estimate for recovery costs as a result of defaults under its leases that it expects to incur, which are in excess of estimated insurance proceeds. At December 31, 2000 and 1999, the amounts accrued were $38 and $33, respectively.

             (k)   Damage Protection Plan

             The Partnership offers a Damage Protection Plan (DPP) to lessees of its containers. Under the terms of DPP, the Partnership earns additional revenues on a daily basis and, in return, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the estimated future repair costs. DPP expenses are included in direct container expenses in the Statements of Earnings and the related reserve at December 31, 2000 and 1999, was $64 and $105, respectively.

             (l)   Warranty Claims

             During 1992 and 1995, the Partnership settled warranty claims against a container manufacturer. The Partnership is amortizing the settlement amounts over the remaining estimated useful life of the applicable containers (seven years), reducing maintenance and repair costs over that time. At December 31, 2000 and 1999, the unamortized portion of the settlement amounts was equal to $5 and $68, respectively.

             (m)   Limited   Partners'  Per  Unit  Share  of  Net  Earnings  and
                   Distributions

             Limited partners' per unit share of both net earnings and distributions were computed using the weighted average number of units outstanding during each year of the Partnership's operations which was 1,462,098, 1,467,029, and 1,470,342 during the years ended December 31, 2000, 1999 and 1998, respectively.

             (n)   Redemptions

             The  following   redemption   offerings  were  consummated  by  the
             Partnership during the years ended December 31, 2000, 1999 and 1998:

                                                           Units             Average
                                                          Redeemed      Redemption Price      Amount Paid
                                                          --------      ----------------      -----------

          Total Partnership redemptions as of
          December 31, 1997......................             2,775          $   8.29             $   23
                                                            -------                                  ---

          Year ended December 31, 1998:
                3rd quarter......................             2,750          $  10.55                 29
                4th quarter......................               250          $   8.00                  2
                                                            -------                                  ---
                                                              3,000          $  10.33                 31
                                                            -------                                  ---

          Year ended December 31, 1999:
                1st quarter......................             1,750          $   8.57                 15
                                                            -------                                  ---


          Year ended December 31, 2000
                3rd quarter......................             8,675          $   6.45                 56
                4th quarter......................             2,375          $   6.32                 15
                                                            -------                                  ---
                                                             11,050          $   6.43                 71
                                                            -------                                  ---

          Total Partnership redemptions as of
           December 31, 2000.....................            18,575          $   7.56             $  140
                                                            =======                                  ===


          The redemption price is fixed by formula.

             (o)   Reclassification

             Following the adoption of SAB 101, "Revenue Recognition in Financial Statements", by the Partnership in the fourth quarter of fiscal 2000, the Partnership has reclassified gain/loss on sale of containers from other income (after income from operations) to costs and expenses (before income from operations). All periods have been amended to reflect this reclassification.

Note 2.      Transactions with Affiliates

             As part of the operation of the Partnership, the Partnership is to pay to the General Partners, or TAS prior to its liquidation, an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $1 of equipment acquisition fees as part of container rental equipment costs during the year ended December 31, 1998. There were no acquisition fees incurred during the years ended December 31, 2000 and 1999. The Partnership incurred $121, $177 and $155 of incentive management fees during the years ended December 31, 2000, 1999 and 1998, respectively. No equipment liquidation fees were incurred during these periods.

             The Partnership's containers are managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net, at December 31, 2000 and 1999.

             Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to master operating leases and 2% of gross lease revenues attributable to full payout net leases. For the years ended December 31, 2000, 1999 and 1998, equipment management fees totaled $197, $224, and $278, respectively. The Partnership's containers are leased by TEM to third party lessees on operating master leases, spot leases, term leases and full payout net leases. Although the Partnership has some rent receivable under cancelable long term operating leases, the majority of the Partnership's leases are operating leases with limited terms and no purchase option.

             Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the
             Partnership. These costs are incurred and paid by TEM and TFS. Total general and administrative costs allocated to the Partnership were as follows:

                                                    2000        1999        1998
                                                    ----        ----        ----

               Salaries                           $   68      $   92      $  126
               Other                                  70          73         107
                                                      --          --         ---
                 Total general and
                    administrative costs          $  138      $  165      $  233
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

                                                    2000        1999        1998
                                                    ----        ----        ----

               TEM                                $  121      $  147      $  211
               TFS                                    17          18          22
                                                    ----        ----        ----
                 Total general and
                    administrative costs          $  138      $  165      $  233
                                                     ===         ===         ===

             At December 31, 2000 and 1999, due from affiliates, net, is comprised of:

                                                           2000             1999
                                                           ----             ----
               Due from affiliates:
                  Due from TEM..........................  $ 156            $ 161
                                                            ---              ---
                                                            156              161
                                                            ---              ---
               Due to affiliates:
                  Due to TCC............................      4                3
                  Due to TFS............................     26               28
                                                            ---              ---
                                                             30               31
                                                            ---              ---

               Due from affiliates, net                   $ 126            $ 130
                                                            ===              ===

             These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or in the accrual and remittance of net rental revenues and container sales proceeds from TEM.


Note 3.      Direct Finance Leases

             The Partnership has leased containers under direct finance leases with terms ranging from two to five years. The components of the net investment in direct finance leases as of December 31, 2000 and 1999 are as follows:

                                                               2000        1999
                                                               ----        ----
               Future minimum lease payments receivable....    $ 43        $ 49
               Residual value..............................       -           3
               Less: unearned income.......................      (6)        (10)
                                                                ---         ---

             Net investment in direct finance leases.....      $ 37        $ 42
                                                                ===         ===


             The following is a schedule by year of minimum lease payments receivable under the direct finance leases at December 31, 2000:

             Year ending December 31:

               2001.........................................              $  20
               2002.........................................                 13
               2003.........................................                  7
               2004.........................................                  3
                                                                             --

               Total minimum lease payments receivable......              $  43
                                                                             ==

             Rental income for the years ended December 31, 2000, 1999, and 1998 includes $4, $5, and $50, respectively, of income from direct finance leases.


 Note 4.     Income Taxes

             At December 31, 2000, 1999 and 1998, there were temporary differences of $7,026, $7,299, and $8,154, respectively, between the financial statement carrying value of certain assets and liabilities and the federal income tax basis of such assets and liabilities. The reconciliation of net income for financial statement purposes to net income for federal income tax purposes for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                                 2000            1999           1998
                                                                                 ----            ----           ----

         Net income per financial statements....................               $  954         $   458        $ 1,569

         (Decrease) increase in provision for bad debt..........                  (75)             44           (501)
         Depreciation for federal income tax purposes
          in excess of  depreciation for financial
          statement purposes...........................                          (264)           (357)          (429)
         Gain on sale of fixed assets for federal income
           tax purposes in excess of gain (loss) recognized
           for financial statement purposes.....................                  717           1,210          1,320
         (Decrease) increase in damage protection
           plan reserve.........................................                  (41)             22            (18)
         Warranty reserve income for tax purposes in
           excess of financial statement purposes...............                  (63)            (64)           (64)
         Net income for                                                         -----           -----          -----
           federal income tax purposes..........................              $ 1,228         $ 1,313        $ 1,877
                                                                                =====           =====          =====

Note 5.      Accounts Receivable Write-Off

             During 1998, the Partnership wrote-off $391 of delinquent receivables from two lessees against which reserves were recorded in 1994 and 1995. During the years ended December 31, 2000 and 1999 there were no such individually significant write-offs.


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Selected Quarterly Financial Data
-------------------------------------------------------------------------------------------------------------------------

The following is a summary of selected quarterly financial data for the years ended December 31, 2000, 1999 and 1998:

                                                                                 (Amounts in thousands)
                                                                                   2000 Quarters Ended
                                                        -----------------------------------------------------------------
                                                          Mar. 31           June 30          Sept. 30           Dec. 31
                                                        -----------------------------------------------------------------
Rental income                                             $   772           $   738           $   697            $  678

Income from operations                                    $   204           $   287           $   222            $  202

Net earnings                                              $   213           $   298           $   231            $  212

Limited partners' share of net earnings                   $   203           $   288           $   222            $  202

Limited partners' share of distributions                  $   734           $   733           $   734            $  729

                                                                                   1999 Quarters Ended
                                                        -----------------------------------------------------------------
                                                          Mar. 31           June 30          Sept. 30           Dec. 31
                                                        -----------------------------------------------------------------
Rental income                                             $   854           $   796           $   773            $  781

Income from operations                                    $   134           $    16           $    35            $  226

Net earnings                                              $   148           $    30           $    45            $  235

Limited partners' share of net earnings                   $   147           $     1           $    28            $  226

Limited partners' share of distributions                  $ 1,469           $   733           $ 1,247            $  734

                                                                                     1998 Quarters Ended
                                                        -----------------------------------------------------------------
                                                          Mar. 31           June 30          Sept. 30           Dec. 31
                                                        -----------------------------------------------------------------
Rental income                                             $ 1,127           $ 1,100           $ 1,088            $1,043

Income from operations                                    $   541           $   413           $   354            $  167

Net earnings                                              $   559           $   437           $   383            $  190

Limited partners' share of net earnings                   $   551           $   430           $   375            $  138

Limited partners' share of distributions                  $   736           $   736           $   736            $1,469




The amounts of income from operations are different from the amounts  previously reported in reports on Form 10-Q filed for the years 2000,  1999 and 1998 as the
Registrant adopted SAB 101, "Revenue  Recognition in Financial  Statements",  in
the  fourth  quarter  of  fiscal  2000  and  reclassified  gain/loss  on sale of containers  from  other  income  (after  income  from  operations)  to costs and expenses  (before  income from  operations).  To conform to the  current  year's
presentation,   the  following   reclassifications  were  made  to  income  from
operations:
                                                          Mar. 31           June 30          Sept. 30           Dec. 31
                                                        ------------------------------------------------------------------

                                             2000         $  (12)           $    76           $   22         $       1
                                             1999         $    -            $    (9)          $  (56)        $      32
                                             1998         $  116            $    22           $   (2)        $     (68)

ITEM 9.      CHANGES  IN AND DISAGREEMENTS WITH   ACCOUNTANTS ON  ACCOUNTING AND
             FINANCIAL DISCLOSURE

There have been none.

                                 PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Registrant has no officers or directors.

As described in the Prospectus, the Registrant's three original general partners were TCC, TEM and Textainer Inc. (TI), which comprised the original Textainer Group. Effective October 1, 1993, the Textainer Group restructured its organization by forming a new holding company, Textainer Group Holdings Limited
(TGH), and the shareholders of the underlying companies which include the General Partners accepted shares in TGH in exchange for their shares in the individual companies. Textainer Financial Services Corporation (TFS) is the Managing General Partner of the Partnership (prior to its name change on April 4, 1994, TFS was known as Textainer Capital Corporation). TFS is a wholly-owned subsidiary of Textainer Capital Corporation (TCC) (prior to its name change on April 4, 1994, TCC was known as Textainer (Delaware) Inc.). Textainer Equipment Management Limited (TEM) is an Associate General Partner of the Partnership. TI was an Associate General Partner of the Partnership through September 30, 1993 when it was replaced in that capacity by Textainer Limited (TL), pursuant to the corporate restructuring effective October 1, 1993, which caused TFS, TEM and TL to fall under the common ownership of TGH. Pursuant to this restructuring, TI transferred substantially all of its assets including all of its rights and duties as Associate General Partner to TL. This transfer was effective from October 1, 1993. The end result was that TFS now serves as Managing General Partner and TEM and TL now serve as Associate General Partners. The Managing General Partner and Associate General Partners are collectively referred to as the General Partners and are wholly-owned or substantially-owned subsidiaries of TGH. The General Partners also act in this capacity for other limited partnerships. Prior to its liquidation in October 1998, Textainer Acquisition Services Limited (TAS) was an affiliate of the General Partners and performed services related to the acquisition of equipment outside the United States on behalf of the Partnership.

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

Based solely on a review of the copies of such forms furnished to the Partnership or on written representations that no forms were required to be filed, the Partnership believes that with respect to its most recent fiscal year ended December 31, 2000, all Section 16(a) filing requirements were complied with. No member of management, or beneficial owner owned more than 10 percent of any interest in the Partnership. None of the individuals subject to section 16(a) failed to file or filed late any reports of transactions in the Units.


The directors and executive officers of the General Partners are as follows:

Name                             Age     Position

Neil I. Jowell                   67      Director and Chairman of TGH, TEM, TL, TCC and TFS
John A. Maccarone                56      President, CEO and Director of TGH, TEM, TL, TCC and TFS
James E. Hoelter                 61      Director of TGH, TEM, TL, TCC and TFS
Alex M. Brown                    62      Director of TGH, TEM, TL, TCC and TFS
Harold J. Samson                 79      Director of TGH and TL
Philip K. Brewer                 44      Senior Vice President - Asset Management Group and Director of TEM and TL
Robert D. Pedersen               41      Senior Vice President - Leasing Group, Director of TEM
Ernest J. Furtado                45      Senior Vice  President , CFO and  Secretary  of TGH,  TEM,  TL, TCC and TFS,
                                         Director of TEM, TCC and TFS
Wolfgang Geyer                   47      Regional Vice President - Europe
Mak Wing Sing                    43      Regional Vice President - South Asia
Masanori Sagara                  45      Regional Vice President - North Asia
Stefan Mackula                   48      Vice President -  Equipment Resale
Anthony C. Sowry                 48      Vice President - Corporate Operations and Acquisitions
Richard G. Murphy                48      Vice President - Risk Management
Janet S. Ruggero                 52      Vice President - Administration and Marketing Services
Jens W. Palludan                 50      Regional Vice President - Americas and Logistics
Isam K. Kabbani                  66      Director of TGH and TL
James A. C. Owens                61      Director of TGH and TL
S. Arthur Morris                 67      Director of TGH, TEM and TL
Dudley R. Cottingham             49      Assistant Secretary, Vice President and Director of TGH, TEM and TL
Nadine Forsman                   33      Controller of TCC and TFS

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

     John A. Maccarone is President, CEO and Director of TGH, TEM, TL, TCC and TFS. In this capacity he is responsible for overseeing the management of and coordinating the activities of Textainer's worldwide fleet of marine cargo containers and the activities of all of these corporations. Additionally, he is Chairman of the Equipment Investment Committee, the Credit Committee and the Investment Advisory Committee (see "Committees", below). Mr. Maccarone was instrumental in co-founding Intermodal Equipment Associates (IEA), a marine container leasing company based in San Francisco, and held a variety of executive positions with IEA from 1979 until 1987, when he joined the Textainer Group. Mr. Maccarone was previously a Director of Marketing for Trans Ocean Leasing Corporation in Hong Kong with responsibility for all leasing activities in Southeast Asia. From 1969 to 1977, Mr. Maccarone was a marketing representative for IBM Corporation. He holds a Bachelor of Science degree in Engineering Management from Boston University and an M.B.A. from Loyola University of Chicago.

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

     Alex M. Brown is a director of TGH, TEM, TL, TCC and TFS. Additionally, he is a member of the Equipment Investment Committee and the Investment Advisory Committee (see "Committees", below). Among other directorships, Mr. Brown is a director of Trencor Ltd. (1996 to present), which is publicly traded and listed on the Johannesburg Stock Exchange. Mr. Brown became affiliated with the Textainer Group in April 1986. From 1987 until 1993, he was President and Chief Executive Officer of Textainer, Inc. and the Chairman of the Textainer Group. Mr. Brown was the managing director of Cross County Leasing in England from 1984 until it was acquired by Textainer in 1986. From 1993 to 1997, Mr. Brown was Chief Executive Officer of AAF, a company affiliated with Trencor Ltd. Mr. Brown was also Chairman of WACO International Corporation, based in Cleveland, Ohio until 1997.

     Harold J. Samson is a director of TGH and TL and has served as such since the Textainer Group's reorganization and formation of these companies in 1993. He is also a member of the Investment Advisory Committee (see "Committees", below). Mr. Samson served as a consultant to various securities firms from 1981 to 1989. From 1974 to 1981 he was Executive Vice President of Foster & Marshall, Inc., a New York Stock Exchange member firm based in Seattle. Mr. Samson was a director of IEA from 1979 to 1981. From 1957 to 1984 he served as Chief Financial Officer in several New York Stock Exchange member firms. Mr. Samson holds a B.S. in Business Administration from the University of California, Berkeley and is a California Certified Public Accountant.

     Philip K. Brewer is Senior Vice President - Asset Management Group and director of TEM and TL. He was President of TCC and TFS from January 1, 1998 to December 31, 1998 until his appointment as Senior Vice President - Asset Management Group. As President of TCC, Mr. Brewer was responsible for overseeing the management of, and coordinating the activities of TCC and TFS. As Senior Vice President, he is responsible for optimizing the capital structure of and identifying new sources of finance for Textainer, as well as overseeing the management of and coordinating the activities of Textainer's risk management, logistics and the resale divisions. Mr. Brewer is a member of the Equipment Investment Committee, the Credit Committee and was a member of the Investment Advisory Committee through December 31, 1998 (see "Committees" below). Prior to joining Textainer in 1996, as Senior Vice President - Capital Markets for TGH and TL, Mr. Brewer worked at Bankers Trust from 1990 to 1996, starting as a Vice President in Corporate Finance and ending as Managing Director and Country Manager for Indonesia; from 1989 to 1990, he was Vice President in Corporate Finance at Jarding Fleming; from 1987 to 1989, he was Capital Markets Advisor to the United States Agency for International Development; and from 1984 to 1987 he was an Associate with Drexel Burnham Lambert in New York. Mr. Brewer holds an M.B.A. in Finance from the Graduate School of Business at Columbia University, and a B.A. in Economics and Political Science from Colgate University.

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

     Ernest J. Furtado is Senior Vice President, CFO and Secretary of TGH, TEM, TL, TCC and TFS and a Director of TEM, TCC and TFS, in which capacity he is responsible for all accounting, financial management, and reporting functions for TGH, TEM, TL, TCC and TFS. Additionally, he is a member of the Investment Advisory Committee for which he serves as Secretary, the Equipment Investment Committee and the Credit Committee (see "Committees", below). Prior to these positions, he held a number of accounting and financial management positions at Textainer, of increasing responsibility. Prior to joining Textainer in May 1991, Mr. Furtado was Controller for Itel Instant Space and manager of accounting for Itel Containers International Corporation, both in San Francisco, from 1984 to 1991. Mr. Furtado's earlier business affiliations include serving as audit manager for Wells Fargo Bank and as senior accountant with John F. Forbes & Co., both in San Francisco. He is a Certified Public Accountant and holds a B.S. in business administration from the University of California at Berkeley and an M.B.A. in information systems from Golden Gate University.

     Wolfgang Geyer is based in Hamburg,  Germany and is Regional Vice President
- Europe, responsible for coordinating all leasing activities in Europe, Africa and the Middle East/Persian Gulf. Mr. Geyer joined Textainer in 1993 and was the Marketing Director in Hamburg through July 1997. From 1991 to 1993, Mr. Geyer most recently was the Senior Vice President for Clou Container Leasing, responsible for its worldwide leasing activities. Mr. Geyer spent the remainder of his leasing career, 1975 through 1991, with Itel Container, during which time he held numerous positions in both operations and marketing within the company.

     Mak Wing Sing is based in Singapore  and is the Regional  Vice  President -
South Asia, responsible for container leasing activities in North/Central People's Republic of China, Hong Kong, South China (PRC), Southeast Asia and Australia/New Zealand. Mr. Mak most recently was the Regional Manager, Southeast Asia, for Trans Ocean Leasing, working there from 1994 to 1996. From 1987 to 1994, Mr. Mak worked with Tiphook as their Regional General Manager, and with
OOCL from 1976 to 1987 in a variety of positions, most recently as their Logistics Operations Manager.

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

     Jens W. Palludan is based in Hackensack, New Jersey and is the Regional Vice President - Americas and Logistics, responsible for container leasing activities in North/South America and for coordinating container logistics. He joined Textainer in 1993 as Regional Vice President - Americas/Africa/Australia, responsible for coordinating all leasing activities in North and South America, Africa and Australia/New Zealand. Mr. Palludan spent his career from 1969 through 1992 with Maersk Line of Copenhagen, Denmark in a variety of key management positions in both Denmark and overseas. Mr. Palludan's most recent position at Maersk was that of General Manager, Equipment and Terminals, where he was responsible for the entire managed fleet. Mr. Palludan holds an M.B.A. from the Centre European D'Education Permanente, Fontainebleau, France.

     Sheikh Isam K. Kabbani is a director of TGH and TL. He has served as such since the Textainer Group's reorganization and formation of these companies in 1993. He is Chairman and principal stockholder of the IKK Group, Jeddah, Saudi Arabia, a manufacturing and trading group which is active both in Saudi Arabia and internationally. In 1959 Sheikh Isam Kabbani joined the Saudi Arabian Ministry of Foreign Affairs, and in 1960 moved to the Ministry of Petroleum for a period of ten years. During this time he was seconded to the Organization of Petroleum Exporting Countries (OPEC). After a period as Chief Economist of OPEC, in 1967 he became the Saudi Arabian member of OPEC's Board of Governors. In 1970 he left the ministry of Petroleum to establish his own business, the National Marketing Group, which has since been his principal business activity. Sheikh Kabbani holds a B.A. degree from Swarthmore College, Pennsylvania, and an M.A. degree in Economics and International Relations from Columbia University.

     James A. C. Owens is a director of TGH and TL. Mr. Owens has been associated with the Textainer Group since 1980. In 1983 he was appointed to the Board of Textainer Inc., and served as President of Textainer Inc. from 1984 to 1987. From 1987 to 1998, Mr. Owens served as an alternate director on the Boards of TI, TGH and TL and has served as director of TGH and TL since 1998. Apart from his association with the Textainer Group, Mr. Owens has been involved in insurance and financial brokerage companies and captive insurance companies. He is a member of a number of Boards of Directors. Mr. Owens holds a Bachelor of Commerce degree from the University of South Africa.

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

     Nadine Forsman is the Controller of TCC and TFS. Additionally, she is a member of the Investment Advisory Committee and Equipment Investment Committee (See "Committees" below). As controller of TCC and TFS, she is responsible for accounting, financial management and reporting functions for TCC and TFS as well as overseeing all communications with the Limited Partners and as such, supervises personnel in performing these functions. Prior to joining Textainer in August 1996, Ms. Forsman was employed by KPMG LLP, holding various positions, the most recent of which was manager, from 1990 to 1996. Ms. Forsman is a Certified Public Accountant and holds a B.S. in Accounting and Finance from San Francisco State University.

Committees

          The Managing General Partner has established the following three committees to facilitate decisions involving credit and organizational matters, negotiations, documentation, management and final disposition of equipment for the Partnership and for other programs organized by the Textainer Group:

          Equipment Investment Committee. The Equipment Investment Committee reviews the equipment leasing operations of the Partnership on a regular basis with emphasis on matters involving equipment purchases, equipment remarketing issues, and decisions regarding ultimate disposition of equipment. The members of the committee are John A. Maccarone (Chairman), James E. Hoelter, Anthony
C. Sowry, Richard G. Murphy (Secretary), Alex M. Brown, Philip K. Brewer, Robert
D. Pedersen,  Ernest J. Furtado and Nadine Forsman.

          Credit Committee. The Credit Committee establishes credit limits for every lessee and potential lessee of equipment and periodically reviews these limits. In setting such limits, the Credit Committee considers such factors as customer trade routes, country, political risk, operational history, credit references, credit agency analyses, financial statements, and other information. The members of the Credit Committee are John A. Maccarone (Chairman), Richard G. Murphy (Secretary), Janet S. Ruggero, Anthony C. Sowry, Philip K. Brewer, Ernest J. Furtado and Robert D. Pedersen.

          Investment Advisory Committee. The Investment Advisory Committee reviews investor program operations on at least a quarterly basis, emphasizing matters related to cash distributions to investors, cash flow management, portfolio management, and liquidation. The Investment Advisory Committee is organized with a view to applying an interdisciplinary approach, involving management, financial, legal and marketing expertise, to the analysis of investor program operations. The members of the Investment Advisory Committee are John A. Maccarone (Chairman), James E. Hoelter, Ernest J. Furtado (Secretary), Nadine Forsman, Harold J. Samson, Alex M. Brown and Neil I. Jowell.


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

(b)          Security Ownership of Management.

             As of January 1, 2001:
                                                      Number
             Name of Beneficial Owner               Of Units        % All Units
             ------------------------               --------        -----------
             James E. Hoelter                          2,500            0.17%
             John A. Maccarone                         1,915            0.13%
                                                       -----            -----

             Officers and Management as a Group        4,415            0.30%
                                                       =====            =====

(c)          Changes in Control.

             Inapplicable.

 ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                             (Amounts in thousands)

(a)          Transactions with Management and Others.

             At December 31, 2000 and 1999, due from affiliates, net, is comprised of:

                                                         2000              1999
                                                         ----              ----
             Due from affiliates:
             Due from TEM......................          $156              $161
                                                          ---               ---
                                                          156               161
                                                          ---               ---
             Due to affiliates:
             Due to TCC........................             4                 3
             Due to TFS........................            26                28
                                                          ---               ---
                                                           30                31
                                                          ---               ---

             Due from affiliates, net                    $126              $130
                                                          ===               ===

             These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees and in the accrual and remittance of net rental revenues and container sales proceeds from TEM.


             In addition, the Registrant paid or will pay the following amounts to the General Partners or TAS:

             Acquisition fees in connection with the purchase of containers on behalf of the Registrant:

                                                                          2000              1999             1998
                                                                          ----              ----             ----

                TAS...........................................            $  -              $  -             $  1
                                                                          ====              ====             ====

             Management fees in connection with the operations of the Registrant:

                                                                          2000              1999             1998
                                                                          ----              ----             ----

                TEM...........................................            $221              $259             $309
                TFS...........................................              97               142              124
                                                                          ----              ----             ----
                Total.........................................            $318              $401             $433
                                                                          ====              ====             ====

             Reimbursement for administrative costs in connection with the operations of the Registrant:

                                                                          2000              1999             1998
                                                                          ----              ----             ----

                TEM...........................................            $121              $147             $211
                TFS...........................................              17                18               22
                                                                          ----              ----             ----
                Total.........................................            $138              $165             $233
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



                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.  Audited  financial  statements of the Registrant for the year ended
             December 31, 2000 are contained in Item 8 of this Report.

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

(b) During the year ended 2000, no reports on Form 8-K have been filed by the Registrant.

             Independent Auditors' Report on Supplementary Schedule



The Partners
TCC Equipment Income Fund:

Under the date of February 16, 2001, we reported on the balance sheets of TCC Equipment Income Fund (the Partnership) as of December 31, 2000 and 1999, and the related statements of earnings, partners' capital and cash flows for each of the years in the three-year period ended December 31, 2000, which are included in the 2000 annual report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                    KPMG LLP






San Francisco, California
February 16, 2001



TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Schedule II - Valuation and Qualifying Accounts

(Amounts in thousands)
---------------------------------------------------------------------------------------------------------------------

                                                                 Charged                                    Balance
                                                Balance at      to Costs       Charged                      at End
                                                 Beginning         And         to Other                       of
                                                 of Period      Expenses       Accounts      Deduction       Period

For the year ended December 31, 2000:

Allowance for
  doubtful accounts                                 $  178         $  (22)     $       -       $   (53)        $  103
                                                    ------         ------      ---------       --------        ------

Recovery cost reserve                               $   33         $   23      $       -       $   (18)        $   38
                                                    ------         ------      ---------       --------        ------

Damage protection
  plan reserve                                      $  105         $   62      $       -       $  (103)        $   64
                                                    ------         ------      ---------       --------        ------


For the year ended December 31, 1999:

Allowance for
  doubtful accounts                                 $  134         $   51      $       -       $    (7)        $  178
                                                    ------         ------      ---------       --------        ------

Recovery cost reserve                               $   22         $   31      $       -       $   (20)        $   33
                                                    ------         ------      ---------       --------        ------

Damage protection
  plan reserve                                      $   83         $  149      $       -       $  (127)        $  105
                                                    ------         ------      ---------       --------        ------


For the year ended December 31, 1998:

Allowance for
  doubtful accounts                                 $  635         $  (40)     $    (391)      $   (70)        $  134
                                                    ------         ------      ---------       --------        ------

Recovery cost reserve                               $   28         $   53      $       -       $   (59)        $   22
                                                    ------         ------      ---------       --------        ------

Damage protection
  plan reserve                                      $  101         $  103      $       -       $  (121)        $   83
                                                    ------         ------      ---------       --------        ------



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

                                     TCC EQUIPMENT INCOME FUND
                                     A California Limited Partnership

                                     By Textainer Financial Services Corporation
                                     The Managing General Partner

                                     By
                                     ____________________________________
                                     Ernest J. Furtado
                                     Senior Vice President

Date:  March 20, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the managing general partner of the Registrant, in the capacities and on the dates indicated:

Signature                                        Title                                        Date





_______________________________                  Senior Vice President, CFO                   March 20, 2001
Ernest J. Furtado                                (Principal Financial and
                                                 Accounting Officer),
                                                 Secretary and Director



_______________________________                  President (Principal Executive               March 20, 2001
John A. Maccarone                                Officer), and Director


_______________________________                  Chairman of the Board of Director            March 20, 2001
Neil I. Jowell




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

                            TCC EQUIPMENT INCOME FUND
                            A California Limited Partnership

                            By Textainer Financial Services Corporation
                            The Managing General Partner

                            By/s/Ernest J. Furtado
                            ___________________________________________
                            Ernest J. Furtado
                            Senior Vice President

Date:  March 20, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the managing general partner of the Registrant, in the capacities and on the dates indicated:

Signature                                        Title                                        Date



/s/ Ernest J. Furtado                            Senior Vice President, CFO                   March 20, 2001
_________________________________                (Principal Financial and
Ernest J. Furtado                                Accounting Officer),
                                                 Secretary and Director



/s/ John A. Maccarone                            President (Principal Executive               March 20, 2001
_________________________________                Officer), and Director
John A. Maccarone



/s/ Neil I. Jowell                               Chairman of the Board and Director           March 20, 2001
_________________________________
Neil I. Jowell