Form 10-Q
period 2001-03-31
TCC EQUIPMENT INCOME FUND
filed 2001-05-11
CIK 820083

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


May 11, 2001


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of TCC Equipment Income Fund (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the First Quarter ended March 31, 2001.

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


                   For the quarterly period ended March 31, 2001


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

Quarterly Report on Form 10-Q for the
Quarter Ended March 31, 2001

Table of Contents
--------------------------------------------------------------------------------

                                                                                                      Page


Item 1.   Financial Statements

          Balance Sheets - March 31, 2001
          and December 31, 2000 (unaudited).....................................................         3



          Statements of Earnings for the three months
          ended March 31, 2001 and 2000 (unaudited).............................................         4



          Statements of Partners' Capital for the three months
          ended March 31, 2001 and 2000 (unaudited).............................................         5



          Statements of Cash Flows for the three months
          ended March 31, 2001 and 2000 (unaudited).............................................         6



          Notes to Financial Statements (unaudited).............................................         8



Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.............................................................        13




TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Balance Sheets

March 31, 2001 and December 31, 2000
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------------------------------

                                                                             2001              2000
                                                                         -------------      ------------

Assets
Container rental equipment, net of accumulated
   depreciation of  $7,597, (2000:  $7,677) (note 4)                     $      8,524       $     8,897
Cash                                                                              521               713
Net investment in direct finance leases (note 3)                                   32                37
Accounts receivable, net of allowance for doubtful
   accounts of $69, (2000:  $103)                                                 496               518
Due from affiliates, net (note 2)                                                 214               126
Prepaid expenses                                                                    2                 3
                                                                         -------------      ------------

                                                                         $      9,789       $    10,294
                                                                         =============      ============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                      $        134       $       139
   Accrued liabilities                                                             55                57
   Accrued recovery costs                                                          40                38
   Accrued damage protection plan costs                                            58                64
   Warranty claims                                                                  -                 5
                                                                         -------------      ------------

       Total liabilities                                                          287               303
                                                                         -------------      ------------

Partners' capital:
   General partners                                                                 -                 -
   Limited partners                                                             9,502             9,991
                                                                         -------------      ------------

       Total partners' capital                                                  9,502             9,991
                                                                         -------------      ------------


                                                                         $      9,789       $    10,294
                                                                         =============      ============


See accompanying notes to financial statements

TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Earnings

For the three months ended March 31, 2001 and 2000
(Amount in thousands except for unit and per unit amounts)
(unaudited)
----------------------------------------------------------------------------------------------------------------

                                                                              2001                     2000
                                                                       ----------------         ----------------
Rental income                                                          $           608          $           772
                                                                       ----------------         ----------------

Costs and expenses:
   Direct container expenses                                                       176                      133
   Bad debt (benefit) expense                                                       (2)                       7
   Depreciation (note 4)                                                           235                      270
   Professional fees                                                                 9                       16
   Management fees to affiliates (note 2)                                          (65)                      83
   General and administrative costs to affiliates (note 2)                          30                       36
   Other general and administrative costs                                           12                       11
   Loss on sale of containers                                                        1                       12
                                                                       ----------------         ----------------

                                                                                   396                      568
                                                                       ----------------         ----------------

   Income from operations                                                          212                      204
                                                                       ----------------         ----------------

Other income:
   Interest income                                                                   7                        9
                                                                       ----------------         ----------------

                                                                                     7                        9
                                                                       ----------------         ----------------

    Net earnings                                                       $           219          $           213
                                                                       ================         ================

Allocation of net earnings (note 2):
   General partners                                                    $             9          $            10
   Limited partners                                                                210                      203
                                                                       ----------------         ----------------

                                                                       $           219          $           213
                                                                       ================         ================
Limited partners' per unit share
   of net earnings                                                     $          0.14          $          0.14
                                                                       ================         ================

Limited partners' per unit share
   of distributions                                                    $          0.48          $          0.50
                                                                       ================         ================

Weighted average number of limited
   partnership units outstanding                                             1,454,813                1,467,029
                                                                       ================         ================



See accompanying notes to financial statements


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Partners' Capital

For the three months ended March 31, 2001 and 2000
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------------

                                                                            Partners' Capital
                                                        --------------------------------------------------------

                                                           General               Limited              Total
                                                        -------------         -------------        ------------

Balances at January 1, 2000                             $          -          $     12,077         $     12,077

Distributions                                                    (10)                 (734)                (744)

Net earnings                                                      10                   203                  213
                                                        -------------         -------------        ------------

Balances at March 31, 2000                              $          -          $     11,546         $     11,546
                                                        =============         =============        ============

Balances at January 1, 2001                             $          -          $      9,991         $      9,991

Distributions                                                     (9)                 (692)                (701)

Redemptions (note 5)                                               -                    (7)                  (7)

Net earnings                                                       9                   210                  219
                                                        -------------         -------------        ------------

Balances at March 31, 2001                              $          -          $      9,502         $      9,502
                                                        =============         =============        ============





See accompanying notes to financial statements

TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Cash Flows

For the three months ended March 31, 2001 and 2000
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------------------


                                                                                       2001               2000
                                                                                   ------------       ------------

Cash flows from operating activities:
     Net earnings                                                                  $       219        $       213
     Adjustments to reconcile net earnings to
       net cash provided by operating activities:
        Depreciation (note 4)                                                              235                270
        (Decrease) increase in allowance for doubtful accounts                             (34)                 5
        Loss on sale of containers                                                           1                 12
        (Increase) decrease in assets:
           Net investment in direct finance leases                                           5                  4
           Accounts receivable                                                              56                145
           Due from affiliates, net                                                        (89)               (61)
           Prepaid expenses                                                                  1                  2
        Increase (decrease) in liabilities:
           Accounts payable and accrued liabilities                                         (7)                 2
           Accrued recovery costs                                                            2                  2
           Damage protection plan costs                                                     (6)                (4)
           Warranty claims                                                                  (5)               (15)
                                                                                   ------------       ------------

                Net cash provided by operating activities                                  378                575
                                                                                   ------------       ------------

Cash flows from investing activities:
     Proceeds from sale of containers                                                      138                198
                                                                                   ------------       ------------

               Net cash provided by investing activities                                   138                198
                                                                                   ------------       ------------

Cash flows from financing activities:
     Redemptions of limited partnership units                                               (7)                 -
     Distributions to partners                                                            (701)              (744)
                                                                                   ------------       ------------

                Net cash used in financing activities                                     (708)              (744)
                                                                                   ------------       ------------

Net (decrease) increase in cash                                                           (192)                29

Cash at beginning of period                                                                713                862
                                                                                   ------------       ------------

Cash at end of period                                                              $       521        $       891
                                                                                   ============       ============


See accompanying notes to financial statements


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)


Statements Of Cash Flows--Continued

For the three months ended March 31, 2001 and 2000
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of distributions to partners and proceeds from sale of containers which had not been paid or received as of March
31, 2001 and 2000, and December 31, 2000 and 1999, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the three-month periods ended March
31, 2001 and 2000.

                                                               Mar. 31       Dec. 31         Mar. 31       Dec. 31
                                                                 2001          2000           2000           1999
                                                             -----------    -----------    -----------    -----------

Distributions to partners included in:
     Due to affiliates..............................               $  3           $  3             $  3          $  3

Proceeds from sale of containers included in:
     Due from affiliates............................                 83             84              117           150

The following table summarizes the amounts of distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the three-month periods ended March 31, 2001 and 2000.

                                                                                                   2001          2000
                                                                                                   ----          ----

Distributions to partners declared................................................                 $701          $744
Distributions to partners paid....................................................                  701           744

Proceeds from sale of containers recorded.........................................                  137           165
Proceeds from sale of containers received.........................................                  138           198


See accompanying notes to financial statements



TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Notes To Financial Statements

For the three months ended March 31, 2001 and 2000
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------


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

      The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 2001 and December 31, 2000 and the results of its operations, changes in partners' capital and cash flows for the three-month periods ended March 31, 2001 and 2000, have been made.

      The financial information presented herein should be read in conjunction with the audited financial statements and other accompanying notes included in the Partnership's annual audited financial statements as of and for the year ended December 31, 2000, in the Annual Report filed on Form 10-K.

      Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      Certain  reclassifications, not affecting  net earnings, have been made to
      prior  year amounts in  order to   conform to the 2001 financial statement
      presentation.

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

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $16 and $31 of incentive management fees during the three-month periods ended March 31, 2001, and 2000, respectively. Additionally, during the three-month period ended March 31, 2001, the Partnership recorded an adjustment of $121 to reduce incentive management fees for overpayments made during 1999 and 2000. There were no acquisition fees or equipment liquidation fees incurred during the three-month periods ended March 31, 2001 and 2000.

      The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at March 31, 2001 and December 31, 2000.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $40 and $52 for the three-month periods ended March 31, 2001 and 2000, respectively. The Partnership's containers are leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the leases are operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TEM and TFS. Total general and administrative costs allocated to the Partnership during the three-month periods ended March 31, 2001 and 2000 were as follows:

                                                              2001         2000
                                                              ----         ----
                       Salaries                                $17          $19
                       Other                                    13           17
                                                                --           --
                        Total general and
                          administrative costs                 $30          $36
                                                                ==           ==





      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership during the three-month periods ended March 31, 2001 and 2000:

                                                              2001         2000
                                                              ----         ----
                         TEM                                   $26          $31
                         TFS                                     4            5
                                                                --           --
                          Total general and
                            administrative costs               $30          $36
                                                                ==           ==

      At  March 31, 2001 and   December 31, 2000,   due from affiliates,  net is
      comprised of:

                                                            2001           2000
                                                            ----           ----
      Due from affiliates:
        Due from TEM................................        $114           $156
        Due from TFS................................         104              -
                                                             ---            ---
                                                             218            156
                                                             ---            ---

      Due to affiliates:
        Due to TCC..................................           4              4
        Due to TFS..................................           -             26
                                                             ---            ---
                                                               4             30
                                                             ---            ---

      Due from affiliates, net                              $214           $126
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

Note 3.   Direct Finance Leases

      The Partnership has leased containers under direct finance leases with terms ranging from two to five years. The components of the net investment in direct finance leases at March 31, 2001 and December 31, 2000 are as follows:

                                                            2001           2000
                                                            ----           ----

      Future minimum lease payments receivable.........     $ 37           $ 43
      Residual value...................................        -              -
      Less:  unearned income...........................       (5)            (6)
                                                             ---             --

      Net investment in direct finance leases..........     $ 32           $ 37
                                                             ===            ===

      The following is a schedule by year of minimum lease payments receivable under direct finance leases as of March 31, 2001:

      Year ending March 31:

      2002.............................................                    $ 18
      2003.............................................                      11
      2004.............................................                       6
      2005.............................................                       2
                                                                            ---

      Total minimum lease payments receivable..........                    $ 37
                                                                            ===

      Rental income for both the three-month periods ended March 31, 2001 and 2000 includes $1 of income from direct finance leases.

Note 4. Container Rental Equipment Write-Down

      New container prices declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in the beginning of 2001. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at March 31, 2001 and 2000 for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of containers held for continued use was not required, but that a write-down in value of certain containers identified for sale was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell. During the three-month periods ended March 31, 2001 and 2000, the Partnership recorded additional depreciation expense of $10 and $15, respectively on 32 and 42 containers identified as for sale and requiring a reserve. At March 31, 2001 and 2000, the net book value of containers identified as for sale was $132 and $144, respectively.

      The Partnership sold 21 of these previously written down containers for a loss of $1 during the three-month period ended March 31, 2001 and sold 52 previously written down containers for a gain of $1 during the same period in 2000. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the writedowns, primarily due to unexpected declines in container sales prices.

      The Partnership also sold containers that had not been written down and recorded losses of $0 and $13 during the three-month periods ended March 31, 2001 and 2000, respectively.

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



Note 5.   Redemptions

      The   following redemption  offering   was consummated  by the Partnership
      during the three-month period ended March 31, 2001:


                                                            Units                Average            Amount
                                                          Redeemed           Redemption Price        Paid
                                                          --------           ----------------       ------
          Total Partnership redemptions as of
            December 31, 2000....................           18,575              $   7.56             $ 140

          Quarter ended:
           March 31, 2001........................            1,166              $   6.03             $   7
                                                            ------                                     ---
          Total Partnership redemptions as of
           March  31, 2001.......................           19,741              $   7.48             $ 147
                                                            ======                                     ===

      The Partnership did not redeem any units during the three-month period ended March 31, 2000. The redemption price is fixed by formula.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
-------------------------------------------------------------------------------

The Financial Statements contain information, which will assist in evaluating the financial condition of the Partnership as of and for the three-month periods ended March 31, 2001 and 2000. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From October 1987 until October 1989, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $1,000 on April 8, 1988, and on October 26, 1989, the Partnership's offering of limited partnership interests was closed at $29,491.

In October 1998, the Partnership entered its liquidation phase, which may last up to six or more years depending on whether the containers are sold (i) in one or more large transactions or (ii) gradually, either as they reach the end of their useful marine lives or when an analysis indicates that their sale is warranted based on existing market conditions and the container's age, location and condition. The Partnership anticipates that all excess cash, after redemptions and working capital reserves, will be distributed to the general and limited partners on a quarterly basis. These distributions will consist of cash from operations and/or cash from sales proceeds. As the Partnership's container fleet decreases, cash from operations is expected to decrease, while cash from sales proceeds is expected to fluctuate based on the number of containers sold and the actual sales price per container received. Consequently, the Partnership anticipates that a large portion of all future distributions will be a return of capital.

To date, the Partnership has sold containers only gradually, rather than in large transactions.

The final termination and winding up of the Partnership, as well as payment of liquidating and/or final distributions, will occur at the end of the liquidation phase when all or substantially all of the Partnership's containers have been sold and the Partnership begins its dissolution.

From time to time, the Partnership redeems units from Limited Partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the three-month period ended March 31, 2001, the Partnership redeemed 1,166 units for a total dollar amount of $7. The Partnership used cash flow from operations to pay for the redeemed units.

The Partnership invests working capital and cash flow from operations and investing activities prior to its distribution to the partners in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

During the three-month period ended March 31, 2001, the Partnership declared cash distributions to limited partners pertaining to the fourth quarter of 2000 in the amount of $692. This amount represents $0.48 per unit, or 2.4% of the Limited Partner's original investment. On a cash basis, after paying redemptions, $362 of distributions was from operations and the balance was a return of capital. On a GAAP basis, $210 of distributions was from net income and the remainder was a return of capital.

Net cash provided by operating activities for the three-month periods ended March 31, 2001 and 2000, was $378 and $575, respectively. The decrease of $197, or 34%, was primarily attributable to the decrease in net earnings, adjusted for non-cash transactions and fluctuations in accounts receivable. Net earnings, adjusted for non-cash transactions, decreased primarily due to the decrease in rental income, the increase in direct container expenses, and was partially offset by the decrease in management fees to affiliates. These fluctuations are discussed more fully in "Results of Operations". The decrease in accounts receivable of $56 during the three-month period ended March 31, 2001 was primarily due to the decrease in rental income and the write-off of certain receivables that had been previously reserved for. The decrease in accounts receivable of $145 during the comparable period in 2000 was primarily due to the decreases in rental income and the average collection period of accounts receivable.

For the three-month periods ended March 31, 2001 and 2000, net cash provided by investing activities (the sale of containers) was $138 and $198, respectively. The decrease of $60 was due to the Partnership selling fewer containers during the three-month period ended March 31, 2001, compared to the equivalent period in 2000. Some of the containers sold during the three-month periods ended March 31, 2001 and 2000 were located in low demand locations, and these sales were driven not only by the liquidation plans discussed above, but also by adverse market conditions in these locations. Despite a slight improvement in the sales price recently realized on container sales, the sales price for containers sold in these low demand locations has continued to be adversely affected by market conditions. The sale of containers in these locations and the related market conditions are discussed more fully under "Results of Operations".

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

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the three-month periods ended March 31, 2001 and 2000, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:


                                                     2001       2000
                                                     ----       ----
      Beginning container fleet...............      5,119      5,771
      Ending container fleet..................      4,986      5,606
      Average container fleet.................      5,053      5,689

The average container fleet decreased 11% from the three-month period ended March 31, 2000 to the equivalent period in 2001 due to the continuing sale of containers (i) that had reached the end of their useful lives or (ii) that an analysis had indicated that their sale was otherwise warranted. Included in this second group were containers located in low demand locations. The Partnership expects that the size of its container fleet will further decline as additional containers are sold for these reasons and as the Partnership continues its liquidation plan. The decline in the container fleet has contributed to an overall decline in rental income from the three-month period ended March 31, 2000 to the equivalent period in 2001. This decline is expected to continue in future years, as the size of the Partnership's container fleet continues to decrease.

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 74% and 78% on average during the three-month periods ended March 31, 2001 and 2000, respectively. In addition, rental income is affected by daily rental rates.


The following is a comparative analysis of the results of operations for the three-month periods ended March 31, 2001 and 2000.

The Partnership's income from operations for the three-month periods ending March 31, 2001 and 2000 was $212 and $204, respectively, on rental income of $608 and $772, respectively. The decrease in rental income of $164, or 21%, from the three-month period ended March 31, 2000 to the comparable period in 2001 was attributable to decreases in income from container rentals and other rental income. Income from container rentals, the major component of total revenue, decreased $155, or 22%, primarily due to decreases in the average container fleet of 11% and in average on-hire utilization of 5%.

In the fourth quarter of 2000, utilization began to decline and has continued to decline through the first quarter of 2001. This decline was primarily due to lower overall demand for leased containers as a result of the slowing United States economy and the resulting decline in exports out of Asia. The price of new containers also declined in 2001, reflecting, in part, lower demand for containers.

As a result of the lower demand, the trade imbalance between Asia and North America has eased and vessel capacity has become available. During the first quarter of 2001, the Partnership was able to reposition a large amount of newer containers from low demand locations in North America to higher demand locations in Asia. As a consequence, the build-up of containers in North America, which persisted in the past several years, has significantly eased.

Nevertheless, the Partnership continues to sell some containers located in low demand locations. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. The majority of the containers sold during the three-month periods ended March 31, 2001 and 2000 were older containers as the expected economic benefit of continuing to own these containers was significantly less than that of newer containers primarily due to their shorter remaining marine life, the cost to reposition containers and the shipping lines' preference for leasing newer containers when demand is low.

Once the decision had been made to sell containers, the Partnership wrote down the value of these specifically identified containers to their estimated fair value, which was based on recent sales prices. Due to unanticipated declines in container sales prices, the actual sales prices received on some containers were lower than the estimates used for the write-down, resulting in the Partnership incurring losses upon the sale of some of these containers. Until market conditions improve, the Partnership may incur further write-downs and/or losses on the sale of such containers. Should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to increase its depreciation rate or write-down the value of some or all of its container rental equipment.

Despite the declines in demand for leased containers and new container sales prices discussed above, the stabilization of rental rates, which began during 2000, has continued into the first quarter of 2001. Although the General Partners do not foresee material changes in existing market conditions for the near term, they are cautiously optimistic that lease rates may remain stable and utilization may stabilize or improve slightly as the peak shipping season begins.

However, the General Partners caution that demand for leased containers could decline further and result in a decline in lease rates and further declines in utilization and container sale prices, adversely affecting the Partnership's operating results.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the three-month period ended March 31, 2001, other rental income was $74 a decrease of $9 from the equivalent period in 2000. The decrease in other rental income was primarily due to the decrease in fleet size and additional decreases in DPP and handling income of $6 and $5, respectively. DPP income further decreased due to a decrease in the number of containers carrying DPP, offset by an increase in the average DPP price charged per container. Handling income further declined due to decreases in container movement and in the average handling price charged per container during the three-month period ended March 31, 2001 compared to the equivalent period in 2000.

Direct container expenses increased $43, or 32%, from the three-month period ending March 31, 2000 to the equivalent period in 2001. The increase was primarily due to increases in repositioning and maintenance expenses of $28 and $16, respectively. Repositioning expense increased due to an increase in the number of containers repositioned and the higher average repositioning cost per container. Maintenance expense increased due to the increase in the number of containers requiring repair and an increase in the average repair cost per container.

Bad debt expense decreased from an expense of $7 for the three-month period ended March 31, 2000 to a benefit of $2 for the comparable period in 2001 primarily due to a smaller required reserve during the three-month period ended March 31, 2001 than in the same period in 2000.

Depreciation expense decreased $35, or 13%, from the three-month period ended March 31, 2000 to the comparable period in 2001. The decrease was primarily due to the decline in the average fleet size and due to certain containers which were acquired used and have now been fully depreciated.

New container prices declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in the beginning of 2001. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at March 31, 2001 and 2000 for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of containers held for continued use was not required, but that a write-down in value of certain containers identified for sale was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell. During the three-month periods ended March 31, 2001 and 2000, the Partnership recorded additional depreciation expense of $10 and $15, respectively on 32 and 42 containers identified as for sale and requiring a reserve. At March 31, 2001 and 2000, the net book value of containers identified as for sale was $132 and $144, respectively.

The Partnership sold 21 of these previously written down containers for a loss of $1 during the three-month period ended March 31, 2001 and sold 52 previously written down containers for a gain of $1 during the same period in 2000. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the writedowns, primarily due to unexpected declines in container sales prices.

The Partnership also sold containers that had not been written down and recorded losses of $0 and $13 during the three-month periods ended March 31, 2001 and 2000, respectively.

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

Management fees to affiliates decreased $148 or 178% from the three-month period ended March 31, 2000 to the same period in 2001 due to decreases in incentive and equipment management fees. Incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations and partners' capital, decreased $136 primarily due to an adjustment of $121 to reduce incentive management fees for overpayments made during 1999 and 2000. Equipment management fees decreased primarily due to the decrease in rental income upon which equipment management fees are primarily based. These fees were approximately 7% of rental income for both periods.

General and administrative costs to affiliates decreased $6, or 17%, from the three-month period ended March 31, 2000 to the comparable period in 2001 primarily due to the decrease in overhead costs allocated by TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Loss on sale of containers decreased $11 from the three-month period ended March 31, 2000 to the comparable period in 2001. The decrease in loss on sale of containers was primarily due to the Partnership selling fewer containers and incurring smaller average losses on the sale of these containers during the three-month period ended March 31, 2001 than in the same period in 2000.

Net earnings per limited partnership unit was comparable at $0.14 for both the three-month periods ended March 31, 2000 and 2001, as net earnings allocated to limited partners was comparable at $203 to $210, respectively. The allocation of net earnings for the three-month periods ended March 31, 2001 and 2000 included a special allocation of gross income to the General Partners of $6 and $7, respectively, in accordance with the Partnership Agreement.

Risk Factors and Forward Looking Statements

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines, which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of March 31, 2001, which would result in such a risk materializing.

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


Date:  May 11, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________                 Senior Vice President,                         May 11, 2001
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 May 11, 2001
John A. Maccarone                        Officer)






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


Date:  May 11, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                         Date




/s/Ernest J. Furtado
_________________________               Senior Vice President,                         May 11, 2001
Ernest J. Furtado                       (Principal Financial and
                                        Accounting Officer) and
                                        Secretary



/s/John A. Maccarone
_________________________               President (Principal Executive                 May 11, 2001
John A. Maccarone                       Officer)
