Form 10-Q
period 2001-06-30
TCC EQUIPMENT INCOME FUND
filed 2001-08-10
CIK 820083

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


August 10, 2001


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of TCC Equipment Income Fund (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the Second Quarter ended June 30, 2001.

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


                  For the quarterly period ended June 30, 2001


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

Quarterly Report on Form 10-Q for the
Quarter Ended June 30, 2001

Table of Contents
----------------------------------------------------------------------------------------------------------



                                                                                                      Page


Item 1.   Financial Statements

          Balance Sheets - June 30, 2001
          and December 31, 2000 (unaudited)........................................................     3



          Statements of Earnings for the three and six months
          ended June 30, 2001 and 2000 (unaudited).................................................     4



          Statements of Partners' Capital for the six months
          ended June 30, 2001 and 2000 (unaudited).................................................     5



          Statements of Cash Flows for the six months
          ended June 30, 2001 and 2000 (unaudited).................................................     6



          Notes to Financial Statements (unaudited)................................................     8



Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations................................................................    13


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Balance Sheets

June 30, 2001 and December 31, 2000
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------------------------------


                                                                              2001              2000
                                                                         -------------      ------------

Assets
Container rental equipment, net of accumulated
   depreciation of  $7,403, (2000:  $7,677) (note 4)                     $      8,112       $     8,897
Cash                                                                              652               713
Net investment in direct finance leases (note 3)                                   34                37
Accounts receivable, net of allowance for doubtful
   accounts of $59, (2000:  $103)                                                 417               518
Due from affiliates, net (note 2)                                                  87               126
Prepaid expenses                                                                    1                 3
                                                                         -------------      ------------

                                                                         $      9,303       $    10,294
                                                                         =============      ============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                      $        139       $       139
   Accrued liabilities                                                             28                57
   Accrued recovery costs                                                          41                38
   Accrued damage protection plan costs                                            48                64
   Warranty claims                                                                  -                 5
                                                                         -------------      ------------

       Total liabilities                                                          256               303
                                                                         -------------      ------------
Partners' capital:
   General partners                                                                 -                 -
   Limited partners                                                             9,047             9,991
                                                                         -------------      ------------

       Total partners' capital                                                  9,047             9,991
                                                                         -------------      ------------


                                                                         $      9,303       $    10,294
                                                                         =============      ============


See accompanying notes to financial statements



TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Earnings

For the three and six months ended June 30, 2001 and 2000
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                             Three months      Three months          Six months        Six months
                                                                Ended             Ended                Ended              Ended
                                                            June 30, 2001      June 30, 2000       June 30, 2001      June 30, 2000
                                                            --------------    --------------      --------------     ---------------
Rental income                                               $         537     $         738       $       1,144      $        1,510
                                                            --------------    --------------      --------------     ---------------

Costs and expenses:
   Direct container expenses                                          185               118                 361                 250
   Bad debt benefit                                                   (14)              (20)                (16)                (13)
   Depreciation (note 4)                                              234               276                 469                 546
   Professional fees                                                    9                21                  18                  37
   Management fees to affiliates (note 2)                              57                83                  (8)                166
   General and administrative costs to affiliates (note 2)             27                36                  57                  72
   Other general and administrative costs                              11                13                  22                  24
   Loss (gain) on sale of containers (note 4)                           9               (76)                 10                 (64)
                                                            --------------    --------------      --------------     ---------------

                                                                      518               451                 913               1,018
                                                            --------------    --------------      --------------     ---------------

   Income from operations                                              19               287                 231                 492
                                                            --------------    --------------      --------------     ---------------

Interest income                                                         5                11                  12                  20
                                                            --------------    --------------      --------------     ---------------


   Net earnings                                             $          24     $         298       $         243      $          512
                                                            ==============    ==============      ==============     ===============

Allocation of net earnings (note 2):
   General partners                                         $           7     $          10       $          16      $           20
   Limited partners                                                    17               288                 227                 492
                                                            --------------    --------------      --------------     ---------------

                                                            $          24     $         298       $         243      $          512
                                                            ==============    ==============      ==============     ===============
Limited partners' per unit share
   of net earnings                                          $        0.01     $        0.20       $        0.16      $         0.34
                                                            ==============    ==============      ==============     ===============

Limited partners' per unit share
   of distributions                                         $        0.32     $        0.50       $        0.80      $         1.00
                                                            ==============    ==============      ==============     ===============

Weighted average number of limited
   partnership units outstanding                                1,454,813         1,467,029           1,454,813           1,467,029
                                                            ==============    ==============      ==============     ===============



See accompanying notes to financial statements


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Partners' Capital

For the six months ended June 30, 2001 and 2000
(Amounts in thousands)
(unaudited)
-----------------------------------------------------------------------------------------------------------

                                                                         Partners' Capital
                                                        ---------------------------------------------------

                                                           General            Limited             Total
                                                        -------------      -------------       ------------

Balances at January 1, 2000                             $          -       $     12,077        $    12,077

Distributions                                                    (20)            (1,467)            (1,487)

Net earnings                                                      20                492                512
                                                        -------------      -------------       ------------

Balances at June 30, 2000                               $          -       $     11,102        $    11,102
                                                        =============      =============       ============

Balances at January 1, 2001                             $          -       $      9,991        $     9,991

Distributions                                                    (16)            (1,164)            (1,180)

Redemptions (note 5)                                               -                 (7)                (7)

Net earnings                                                      16                227                243
                                                        -------------      -------------       ------------

Balances at June 30, 2001                               $          -       $      9,047        $     9,047
                                                        =============      =============       ============




See accompanying notes to financial statements


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Cash Flows

For the six months ended June 30, 2001 and 2000
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------------------

                                                                                       2001               2000
                                                                                   ------------      -------------
Cash flows from operating activities:
     Net earnings                                                                  $       243       $        512
     Adjustments to reconcile net earnings to
       net cash provided by operating activities:
        Depreciation (note 4)                                                              469                546
        Decrease in allowance for doubtful accounts                                        (44)               (13)
        Loss (gain) on sale of containers                                                   10                (64)
        (Increase) decrease in assets:
           Net investment in direct finance leases                                           8                 10
           Accounts receivable                                                             145                 92
           Due from affiliates, net                                                         48                 16
           Prepaid expenses                                                                  2                  4
        Increase (decrease) in liabilities:
           Accounts payable and accrued liabilities                                        (29)               (11)
           Accrued recovery costs                                                            3                  3
           Damage protection plan costs                                                    (16)                (3)
           Warranty claims                                                                  (5)               (32)
                                                                                   ------------      -------------

                Net cash provided by operating activities                                  834              1,060
                                                                                   ------------      -------------

Cash flows from investing activities:
     Proceeds from sale of containers                                                      293                447
                                                                                   ------------      -------------

                Net cash provided by investing activities                                  293                447
                                                                                   ------------      -------------

Cash flows from financing activities:
     Redemptions of limited partnership units                                               (7)                 -
     Distributions to partners                                                          (1,181)            (1,487)
                                                                                   ------------      -------------

                Net cash used in financing activities                                   (1,188)            (1,487)
                                                                                   ------------      -------------

Net (decrease) increase in cash                                                            (61)                20

Cash at beginning of period                                                                713                862
                                                                                   ------------      -------------

Cash at end of period                                                              $       652       $        882
                                                                                   ============      =============



See accompanying notes to financial statements



TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements Of Cash Flows--Continued

For the six months ended June 30, 2001 and 2000
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of distributions to partners and proceeds from sale of containers which had not been paid or received as of June
30, 2001 and 2000, and December 31, 2000 and 1999, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the six-month periods ended June
30, 2001 and 2000.

                                                               June 30        Dec. 31        June 30         Dec. 31
                                                                2001           2000           2000            1999
                                                             -----------    -----------    -----------     ----------
Distributions to partners included in:
     Due to affiliates..............................             $ 2            $ 3            $  3           $  3


Proceeds from sale of containers included in:
     Due from affiliates............................              92             84             121            150

The following table summarizes the amounts of distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the six-month periods ended June 30, 2001 and 2000.

                                                                                               2001           2000
                                                                                              -----          -----

Distributions to partners declared................................................           $1,180         $1,487
Distributions to partners paid....................................................            1,181          1,487

Proceeds from sale of containers recorded.........................................              301            418
Proceeds from sale of containers received.........................................              293            447


See accompanying notes to financial statements

TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Notes To Financial Statements

For the three and six months ended June 30, 2001 and 2000
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------


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

      The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 2001 and December 31, 2000 and the results of its operations, changes in partners' capital and cash flows for the six-month periods ended June 30, 2001 and 2000, have been made.

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

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $19 and $35 of incentive management fees during the three and six-month periods ended June 30, 2001, respectively, and $31 and $62 during the comparable periods in 2000. Additionally, during the six-month period ended June 30, 2001, the Partnership recorded an adjustment of $121 to reduce incentive management fees for overpayments made during 1999 and 2000. There were no acquisition fees or equipment liquidation fees incurred during the six-month periods ended June 30, 2001 and 2000.

      The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at June 30, 2001 and December 31, 2000.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $38 and $78 for the three and six-month periods ended June 30, 2001, respectively, and $52 and $104, respectively, for the comparable periods in 2000. The Partnership's containers are leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the leases are operating master leases with limited terms and no purchase option.

      Certain  indirect  general  and  administrative  costs  such as  salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TEM and TFS. Total general and administrative costs allocated to the Partnership during the three and six-month periods ended June 30, 2001 and 2000 were as follows:


                                        Three months               Six months
                                       ended June 30,            ended June 30,
                                       ---------------           --------------
                                       2001       2000           2001      2000
                                       ----       ----           ----      ----

      Salaries                          $15        $19            $33       $38
      Other                              12         17             24        34
                                         --         --             --        --
      Total general and
       administrative costs             $27        $36            $57       $72
                                         ==         ==             ==        ==


      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership during the three and six-month periods ended June 30, 2001 and 2000:


                                         Three months              Six months
                                        ended June 30,            ended June 30,
                                       ---------------           ---------------
                                       2001       2000           2001       2000
                                       ----       ----           ----       ----

      TEM                               $24        $31            $50        $62
      TFS                                 3          5              7         10
                                         --         --             --         --
         Total general and
           administrative costs         $27        $36            $57        $72
                                         ==         ==             ==         ==


      At June 30, 2001 and December 31, 2000, due from affiliates, net is comprised of:


                                                             2001           2000
                                                             ----           ----
      Due from affiliates:
        Due from TEM...................................      $112           $156
                                                              ---            ---

      Due to affiliates:
        Due to TCC.....................................         7              4
        Due to TFS.....................................        18             26
                                                              ---            ---
                                                               25             30
                                                              ---            ---

      Due from affiliates, net                               $ 87           $126
                                                              ===            ===


      These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and remittance of expenses, fees and distributions described above and in the accrual and remittance of net rental revenues and sales proceeds from TEM.


Note 3.   Direct Finance Leases

      The Partnership has leased containers under direct finance leases with terms ranging from two to five years. The components of the net investment in direct finance leases at June 30, 2001 and December 31, 2000 are as follows:

                                                             2001          2000
                                                             ----          ----

      Future minimum lease payments receivable............    $39           $43
      Residual value......................................      -             -
      Less:  unearned income..............................     (5)           (6)
                                                              ---           ---

      Net investment in direct finance leases.............    $34           $37
                                                               ==            ==

      The following is a schedule by year of minimum lease payments receivable under direct finance leases as of June 30, 2001:

      Year ending June 30:

      2002...............................................             $20
      2003...............................................              11
      2004...............................................               7
      2005...............................................               1
                                                                       --

      Total minimum lease payments receivable............             $39
                                                                       ==

      Rental income for the three and six-month periods ended June 30, 2001 includes $1 and $3 of income from direct finance leases, respectively, and income of $1 and $2 for the comparable periods in 2000, respectively.

Note 4. Container Rental Equipment Write-Down

      New container prices declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in the first half of 2001. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at June 30, 2001 and 2000 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell. During the six-month periods ended June 30, 2001 and 2000, the Partnership recorded additional depreciation expense of $30 and $42, respectively, on 95 and 101 containers identified as for sale and requiring a reserve. During the three-month periods ended June 30, 2001 and 2000, the Partnership recorded additional depreciation expense of $19 and $28, respectively, on 63 and 61 containers identified as for sale and requiring a reserve. At June 30, 2001 and 2000, the net book value of containers identified as for sale was $175 and $165, respectively.

      The Partnership sold 52 of these previously written down containers for a loss of $2 during the six-month period ended June 30, 2001 and sold 99 previously written down containers for a gain of $1 during the same period in 2000. During the three-month period ended June 30, 2001 the Partnership sold 31 of these previously written down containers for a loss of $1 and sold 47 previously written down containers at book value during the same period in 2000. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the writedowns, primarily due to unexpected declines in container sales prices.

      The Partnership also sold containers that had not been written down and recorded a loss of $8 and a gain of $63 during the six-month periods ended June 30, 2001 and 2000, respectively. During the three-month periods ended June 30, 2001 and 2000, the Partnership recorded a loss of $8 and a gain of $76, respectively, on the sale of containers that had not been written down.

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

Note 5.   Redemptions

      The following redemption offering was consummated by the Partnership during the six-month period ended June 30, 2001:


                                                           Units               Average               Amount
                                                          Redeemed         Redemption Price           Paid
                                                          --------         ----------------          -------

          Total Partnership redemptions as of
            December 31, 2000....................          18,575             $   7.56                  $140

          Quarter ended:

                March 31, 2001...................           1,166             $   6.03                     7
                                                           ------                                        ---
          Total Partnership redemptions as
           of June  30, 2001.....................          19,741             $   7.45                  $147
                                                           ======                                        ===

      The Partnership did not redeem any units during the six-month period ended
      June 30, 2000. The redemption price is fixed by formula.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information, which will assist in evaluating the financial condition of the Partnership as of and for the three and six-month periods ended June 30, 2001 and 2000. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

From time to time, the Partnership redeems units from Limited Partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the six-month period ended June 30, 2001, the Partnership redeemed 1,166 units for a total dollar amount of $7. The Partnership used cash flow from operations to pay for the redeemed units.

The Partnership invests working capital and cash flow from operations and investing activities prior to its distribution to the partners in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

During the six-month period ended June 30, 2001, the Partnership declared cash distributions to limited partners pertaining to the fourth quarter of 2000 and the first quarter of 2001 in the amount of $1,164. This amount represents $0.80 per unit, or 4% of the Limited Partner's original investment. On a cash basis, after paying redemptions, $811 of distributions was from operations and the balance was a return of capital. On a GAAP basis, after paying redemptions, $220 of distributions was from net income and the remainder was a return of capital.

Net cash provided by operating activities for the six-month periods ended June 30, 2001 and 2000, was $834 and $1,060, respectively. The decrease of $226, or 21%, was primarily attributable to the decrease in net earnings, adjusted for non-cash transactions, offset by fluctuations in accounts receivable and due from affiliates, net. Net earnings, adjusted for non-cash transactions, decreased primarily due to the decrease in rental income and the increase in direct container expenses. The decrease was partially offset by the decrease in management fees to affiliates. These fluctuations are discussed more fully in "Results of Operations". The decrease in accounts receivable of $145 during the six-month period ended June 30, 2001 was primarily due to the decrease in rental income, the write-off of certain receivables that had been previously reserved for and a decline in the average collection period of accounts receivable. The decrease in accounts receivable of $92 during the comparable period in 2000 was primarily due to the decrease in the average collection period of accounts receivable. The fluctuations in due from affiliates, net, resulted from timing differences in payment of expenses and fees and the remittance of net rental revenues and sales proceeds, as well as in fluctuations in these amounts.

For the six-month periods ended June 30, 2001 and 2000, net cash provided by investing activities (the sale of containers) was $293 and $447, respectively. The decrease of $154 was primarily due to the Partnership selling containers at a lower average sales price during the six-month period ended June 30, 2001, compared to the equivalent period in 2000. Some of the containers sold during the six-month periods ended June 30, 2001 and 2000 were located in low demand locations, and these sales were driven not only by the liquidation plans discussed above, but also by adverse market conditions in these locations. The sales price for containers sold in these low demand locations has continued to be adversely affected by market conditions. The sale of containers in these locations and the related market conditions are discussed more fully under "Results of Operations".

Due, in part, to these market conditions and their effect on demand for used containers, the Partnership has been primarily selling containers only if the containers are at the end of their useful lives or if they are located in these low demand locations. Therefore, and as noted above, the Partnership has implemented its liquidation phase to date by selling containers gradually. The Partnership will continue to evaluate its options for selling containers in the context of both these market conditions and the Partnership's liquidation plans. The number of containers sold, both in low demand locations and elsewhere, as well as the amount of sales proceeds, will affect how much the Partnership will pay in future distributions to Partners.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the six-month periods ended June 30, 2001 and 2000, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:


                                                                 2001       2000
                                                                -----      -----
                 Beginning container fleet                      5,119      5,771
                 Ending container fleet                         4,818      5,453
                 Average container fleet                        4,969      5,612

The average container fleet decreased 11% from the six-month period ended June 30, 2000 to the equivalent period in 2001 due to the continuing sale of containers (i) that had reached the end of their useful lives or (ii) that an analysis had indicated that their sale was otherwise warranted. Included in this second group were containers located in low demand locations. The Partnership expects that the size of its container fleet will further decline as additional containers are sold for these reasons and as the Partnership continues its liquidation plan. The decline in the container fleet has contributed to an overall decline in rental income from the six-month period ended June 30, 2000 to the equivalent period in 2001. This decline is expected to continue in future years, as the size of the Partnership's container fleet continues to decrease.

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 71% and 79% on average during the six-month periods ended June 30, 2001 and 2000, respectively. In addition, rental income is affected by daily rental rates.


The following is a comparative analysis of the results of operations for the six-month periods ended June 30, 2001 and 2000.

The Partnership's income from operations for the six-month periods ending June 30, 2001 and 2000 was $231 and $492, respectively, on rental income of $1,144 and $1,510, respectively. The decrease in rental income of $366, or 24%, from the six-month period ended June 30, 2000 to the comparable period in 2001 was attributable to decreases in income from container rentals and other rental income. Income from container rentals, the major component of total revenue, decreased $339, or 25%, primarily due to decreases in the average container fleet of 11% and in average on-hire utilization of 10% between the periods.

In the fourth quarter of 2000, utilization began to decline and has continued to decline through the end of the second quarter of 2001. This decline was primarily due to lower overall demand by shipping lines for leased containers, which is partially a result of the economic slowdown in the United States and Europe. Two other factors are currently reducing the demand for leased containers. Shipping lines have added larger vessels to their fleets, which combined with lower cargo volume growth, has made it easier for shipping lines to use otherwise empty cargo space to reposition their own containers back to high demand locations. Additionally, in anticipation of the delivery of these new, larger vessels, many shipping lines placed large orders for new containers in 2000 and early 2001, thus temporarily reducing their need to lease containers.

As a result of the lower demand, the trade imbalance between Asia and North America and Asia and Europe has eased slightly. Combined with the excess vessel capacity, these factors have made it easier, although not necessarily less expensive, to reposition containers. During the six-month period ended June 30, 2001, the Partnership was able to reposition newer containers from low demand locations in North America to historically higher demand locations in Asia. As a consequence, the build-up of containers in North America, which persisted over the past several years, has eased.

Nevertheless, the Partnership continues to sell (rather than reposition) some containers located in low demand locations. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. The majority of the containers sold during the six-month periods ended June 30, 2001 and 2000 were older containers. The expected economic benefit of continuing to own these containers was significantly less than that of newer containers. This was due to their shorter remaining marine life, the cost to reposition them and the shipping lines' preference for leasing newer containers when demand is low.

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

Despite the decline in demand for leased containers discussed above and the decline in new container sales prices, the stabilization of rental rates, which began during 2000, has continued into the first half of 2001.

Until such time as the economies of the United States and Europe improve, and cargo volumes increase to the point where this year's 12% increase in worldwide vessel capacity is absorbed, there may be no significant improvements in utilization.

Therefore, the General Partners do not foresee material changes in existing market conditions for the near term and caution that demand for leased containers could decline further and result in a decline in lease rates and further declines in utilization and container sale prices, adversely affecting the Partnership's operating results.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the six-month period ended June 30, 2001, other rental income was $135 a decrease of $27 from the equivalent period in 2000. The decrease in other rental income was primarily due to the decreases in location, DPP and handling income of $10, $9 and $8, respectively. These declines were primarily due to the decline in the average fleet size. Location income further declined primarily due to an increase in credits granted to lessees for picking up containers from surplus locations. DPP income further decreased due to a decrease in the number of containers carrying DPP, offset by an increase in the average DPP price charged per container. Handling income further declined due to a decrease in container movement, partially offset by an increase in the average handling price charged per container during the six-month period ended June 30, 2001 compared to the equivalent period in 2000.

Direct container expenses increased $111, or 44%, from the six-month period ending June 30, 2000 to the equivalent period in 2001. The increase was primarily due to increases in repositioning, storage and maintenance expenses of $62, $38 and $35, respectively. Repositioning expense increased due to an increase in the number of containers repositioned and the higher average repositioning cost per container. Storage expense increased due to the decrease in average utilization noted above and an increase in the average storage cost per container. Maintenance expense increased due to the increase in the number of containers requiring maintenance and an increase in the average maintenance cost per container.

Bad debt benefit was comparable at $16 and $13 for the six-month periods ended June 30, 2001 and 2000, respectively.

Depreciation expense decreased $77, or 14%, from the six-month period ended June 30, 2000 to the comparable period in 2001. The decrease was primarily due to the decline in the average fleet size noted above and a smaller write-down of containers identified as for sale as discussed below.

New container prices declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in the first half of 2001. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at June 30, 2001 and 2000 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell. During the six-month periods ended June 30, 2001 and 2000, the Partnership recorded additional depreciation expense of $30 and $42, respectively on 95 and 101 containers identified as for sale and requiring a reserve. At June 30, 2001 and 2000, the net book value of containers identified as for sale was $175 and $165, respectively.

The Partnership sold 52 of these previously written down containers for a loss of $2 during the six-month period ended June 30, 2001 and sold 99 previously written down containers for a gain of $1 during the same period in 2000. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the writedowns, primarily due to unexpected declines in container sales prices.

The Partnership also sold containers that had not been written down and recorded a loss of $8 and a gain of $63 during the six-month periods ended June 30, 2001 and 2000, respectively.

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

Management fees to affiliates decreased $174 or 105% from the six-month period ended June 30, 2000 to the same period in 2001 due to decreases in incentive and equipment management fees. Incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations and partners' capital, decreased $148 primarily due to an adjustment of $121 to reduce incentive management fees for overpayments made during 1999 and 2000 and a decrease in the amount of distributions made from cash from operations between the two periods. Equipment management fees decreased due to the decrease in rental income upon which equipment management fees are primarily based. These fees were approximately 7% of rental income for both periods.

General and administrative costs to affiliates decreased $15, or 21%, from the six-month period ended June 30, 2000 to the comparable period in 2001 primarily due to the decrease in overhead costs allocated by TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Gain/loss on sale of containers fluctuated from a gain of $64 during the six-month period ended June 30, 2000 to a loss of $10 for the comparable period in 2001. The fluctuation was primarily due to a decline in the average sales price of containers, which resulted in the Partnership selling containers at a loss during the six-month period ended June 30, 2001.

Net earnings per limited partnership unit decreased from $0.34 to $0.16 from the six-month period ended June 30, 2000 to the same period in 2001, reflecting the decrease in net earnings allocated to limited partners from $492 to $227, respectively. The allocation of net earnings for the six-month periods ended June 30, 2001 and 2000 included a special allocation of gross income to the General Partners of $14 and $15, respectively, in accordance with the Partnership Agreement.


The following is a comparative analysis of the results of operations for the three-month periods ended June 30, 2001 and 2000.

The Partnership's income from operations for the three-month periods ending June 30, 2001 and 2000 was $19 and $287, respectively, on rental income of $537 and $738, respectively. The decrease in rental income of $201, or 27%, from the three-month period ended June 30, 2000 to the comparable period in 2001 was attributable to decreases in income from container rentals and other rental income. Income from container rentals decreased $184, or 28%, primarily due to decreases in the average container fleet of 11% and average on-hire utilization of 15%.

For the three-month period ended June 30, 2001, other rental income was $61, a decrease of $17 from the equivalent period in 2000. The decrease in other rental income was primarily due to the decrease in fleet size and an additional decrease in location income. Location income declined $12, and the additional decline was primarily due to an increase in credits granted to lessees for picking up containers from certain locations and a decrease in charges to lessees for dropping off containers in certain locations.

Direct container expenses increased $67, or 57%, from the three-month period ending June 30, 2000 to the equivalent period in 2001. The increase was primarily due to increases in repositioning, storage and maintenance expenses of $34, $29 and $20, respectively. Repositioning expense increased due to an increase in the number of containers repositioned and the higher average repositioning cost per container. Storage expense increased due to the decrease in average utilization noted above and an increase in the average storage expense per container. Maintenance expense increased due to the increase in the number of containers requiring maintenance and an increase in the average maintenance cost per container.

Bad debt benefit decreased from $20 during the three-month period ended June 30, 2000 to $14 for the comparable period in 2001. The decline was due to a lower required adjustment to bad debt reserve during the three-month period ended June 30, 2001 compared to the same period in 2000.

Depreciation expense decreased $42, or 15%, from the three-month period ended June 30, 2000 to the comparable period in 2001 primarily due to the decline in average fleet size and a smaller write-down of containers identified as for sale.

During the three-month periods ended June 30, 2001 and 2000, the Partnership recorded additional depreciation expense of $19 and $28, respectively on 63 and 61 containers identified as for sale and requiring a reserve. The Partnership sold 31 of these previously written down containers for a loss of $1 during the three-month period ended June 30, 2001 and sold 47 previously written down containers at book value during the same period in 2000. The Partnership also sold containers that had not been written down and recorded a loss of $8 and a gain of $76 during the three-month periods ended June 30, 2001 and 2000, respectively.

Management fees to affiliates decreased $26 or 31% from the three-month period ended June 30, 2000 to the same period in 2001 due to decreases in equipment and incentive management fees. Equipment management fees, decreased primarily due to the decrease in rental income and were 7% of rental income for both periods. Incentive management fees decreased $12 from the three-month period ended June 30, 2000 to the same period in 2001 due to decrease in the amount of distributions made from cash from operations between the two periods.

General and administrative costs to affiliates decreased $9, or 25%, from the three-month period ended June 30, 2000 to the comparable period in 2001 primarily due to the decrease in overhead costs allocated by TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Gain/loss on sale of containers fluctuated from a gain of $76 during the three-month period ended June 30, 2000 to a loss of $9 for the comparable period in 2001. The fluctuation was primarily due to a decline in the average sales price of containers, which resulted in the Partnership selling containers at a loss during the three-month period ended June 30, 2001.

Net earnings per limited partnership unit decreased from $0.20 to $0.01 from the three-month period ended June 30, 2000 to the same period in 2001, reflecting the decrease in net earnings allocated to limited partners from $288 to $17, respectively. The allocation of net earnings included a special allocation of gross income to the General Partners made in accordance with the Partnership Agreement.

Risk Factors and Forward Looking Statements

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines, which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of June 30, 2001, which would result in such a risk materializing.

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


Date:  August 10, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________                 Senior Vice President,                         August 10, 2001
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 August 10, 2001
John A. Maccarone                        Officer)



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


                                   TCC EQUIPMENT INCOME FUND
                                   A California Limited Partnership

                                   By Textainer Financial Services Corporation
                                   The Managing General Partner



                                   By /s/Ernest J. Furtado
                                      _______________________________
                                      Ernest J. Furtado
                                      Senior Vice President


Date:  August 10, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                               Title                                           Date



/s/Ernest J. Furtado
____________________________            Senior Vice President,                          August 10, 2001
Ernest J. Furtado                       (Principal Financial and
                                        Accounting Officer) and
                                        Secretary



/s/John A. Maccarone
____________________________            President (Principal Executive                  August 10, 2001
John A. Maccarone                       Officer)
