Form 10-Q
period 2001-09-30
TCC EQUIPMENT INCOME FUND
filed 2001-11-13
CIK 820083

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


November 13, 2001


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of TCC Equipment Income Fund (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the Third Quarter ended September 30, 2001.

This filing is being effected by direct transmission to the Commission's EDGAR System.

Sincerely,

Ernest J. Furtado
Chief Financial Officer

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              Washington DC 20549



                                 FORM 10-Q



                QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2001


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

Quarterly Report on Form 10-Q for the
Quarter Ended September 30, 2001

Table of Contents
----------------------------------------------------------------------------------------------------------



                                                                                                      Page

Item 1.   Financial Statements

          Balance Sheets - September 30, 2001
          and December 31, 2000 (unaudited).....................................................         3



          Statements of Earnings for the three and nine months
          ended September 30, 2001 and 2000 (unaudited).........................................         4



          Statements of Partners' Capital for the nine months
          ended September 30, 2001 and 2000 (unaudited).........................................         5



          Statements of Cash Flows for the nine months
          ended September 30, 2001 and 2000 (unaudited).........................................         6



          Notes to Financial Statements (unaudited).............................................         8



Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.............................................................        13





TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Balance Sheets

September 30, 2001 and December 31, 2000
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------------------------------


                                                                             2001              2000
                                                                         -------------      ------------
Assets
Container rental equipment, net of accumulated
   depreciation of  $7,067, (2000:  $7,677) (note 4)                     $      7,680       $     8,897
Cash                                                                              607               713
Net investment in direct finance leases (note 3)                                   30                37
Accounts receivable, net of allowance for doubtful
   accounts of $60, (2000:  $103)                                                 408               518
Due from affiliates, net (note 2)                                                  60               126
Prepaid expenses                                                                    -                 3
                                                                         -------------      ------------

                                                                         $      8,785       $    10,294
                                                                         =============      ============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                      $        135       $       139
   Accrued liabilities                                                             51                57
   Accrued recovery costs                                                          43                38
   Accrued damage protection plan costs                                            47                64
   Warranty claims                                                                  -                 5
                                                                         -------------      ------------

       Total liabilities                                                          276               303
                                                                         -------------      ------------

Partners' capital:
   General partners                                                                 -                 -
   Limited partners                                                             8,509             9,991
                                                                         -------------      ------------

       Total partners' capital                                                  8,509             9,991
                                                                         -------------      ------------


                                                                         $      8,785       $    10,294
                                                                         =============      ============


See accompanying notes to financial statements


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Earnings

For the three and nine months ended September 30, 2001 and 2000
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
------------------------------------------------------------------------------------------------------------------------------------


                                                            Three months       Three months       Nine months        Nine months
                                                               Ended              Ended               Ended             Ended
                                                           Sept. 30, 2001     Sept. 30, 2000     Sept. 30, 2001    Sept. 30, 2000
                                                           --------------     --------------     --------------    --------------
Rental income                                              $         528     $          697      $       1,672     $       2,207
                                                           --------------     --------------     --------------    --------------

Costs and expenses:
   Direct container expenses                                         162                 95                523               345
   Bad debt expense (benefit)                                          8                  -                 (8)              (12)
   Depreciation (note 4)                                             228                259                697               805
   Professional fees                                                   7                 16                 25                53
   Management fees to affiliates (note 2)                             51                 79                 43               244
   General and administrative costs to affiliates (note 2)            24                 37                 81               109
   Other general and administrative costs                              9                 11                 31                36
   (Gain) loss on sale of containers (note 4)                         (1)               (22)                 9               (86)
                                                           --------------     --------------     --------------    --------------

                                                                     488                475              1,401             1,494
                                                           --------------     --------------     --------------    --------------

   Income from operations                                             40                222                271               713
                                                           --------------     --------------     --------------    --------------

   Interest income                                                     4                  9                 16                30
                                                           --------------     --------------     --------------    --------------


    Net earnings                                           $          44      $         231      $         287     $         743
                                                           ==============     ==============     ==============    ==============

Allocation of net earnings (note 2):
   General partners                                        $           6      $           9      $          22     $          29
   Limited partners                                                   38                222                265               714
                                                           --------------     --------------     --------------    --------------

                                                           $          44      $         231      $         287     $         743
                                                           ==============     ==============     ==============    ==============
Limited partners' per unit share
   of net earnings                                         $        0.03      $        0.15      $        0.18     $        0.49
                                                           ==============     ==============     ==============    ==============

Limited partners' per unit share
   of distributions                                        $        0.35      $        0.50      $        1.15     $        1.50
                                                           ==============     ==============     ==============    ==============

Weighted average number of limited
   partnership units outstanding                               1,442,955          1,458,354          1,450,860         1,464,137
                                                           ==============     ==============     ==============    ==============



See accompanying notes to financial statements


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Partners' Capital

For the nine months ended September 30, 2001 and 2000
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------


                                                                         Partners' Capital
                                                        --------------------------------------------------

                                                           General            Limited            Total
                                                        -------------      -------------      ------------

Balances at January 1, 2000                             $          -       $     12,077       $   12,077

Distributions                                                    (29)            (2,201)          (2,230)

Redemptions (note 5)                                               -                (56)             (56)

Net earnings                                                      29                714              743
                                                        -------------      -------------      -----------

Balances at September 30, 2000                          $          -       $     10,534       $   10,534
                                                        =============      =============      ===========

Balances at January 1, 2001                             $          -       $      9,991       $    9,991

Distributions                                                    (22)            (1,674)          (1,696)

Redemptions (note 5)                                               -                (73)             (73)

Net earnings                                                      22                265              287
                                                        -------------      -------------      -----------

Balances at September 30, 2001                          $          -       $      8,509      $     8,509
                                                        =============      =============      ===========





See accompanying notes to financial statements


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Cash Flows

For the nine months ended September 30, 2001 and 2000
(Amounts in thousands)
(unaudited)
-----------------------------------------------------------------------------------------------------------------

                                                                                       2001              2000
                                                                                   ------------      ------------
Cash flows from operating activities:
     Net earnings                                                                  $       287       $       743
     Adjustments to reconcile net earnings to
       net cash provided by operating activities:
        Depreciation                                                                       697               805
        Decrease in allowance for doubtful accounts                                        (43)              (27)
        Loss (gain) on sale of containers                                                    9               (86)
        Decrease in assets:
           Net investment in direct finance leases                                          13                13
           Accounts receivable                                                             153               162
           Due from affiliates, net                                                         75                 3
           Prepaid expenses                                                                  3                 5
        Increase (decrease) in liabilities:
           Accounts payable and accrued liabilities                                        (10)                -
           Accrued recovery costs                                                            5                 4
           Damage protection plan costs                                                    (17)              (31)
           Warranty claims                                                                  (5)              (47)
                                                                                   ------------      ------------

               Net cash provided by operating activities                                 1,167             1,544
                                                                                   ------------      ------------

Cash flows from investing activities:
     Proceeds from sale of containers                                                      497               673
                                                                                   ------------      ------------

               Net cash provided by investing activities                                   497               673
                                                                                   ------------      ------------

Cash flows from financing activities:
     Redemptions of limited partnership units                                              (73)              (56)
     Distributions to partners                                                          (1,697)           (2,231)
                                                                                   ------------      ------------

               Net cash used in financing activities                                    (1,770)           (2,287)
                                                                                   ------------      ------------

Net decrease in cash                                                                      (106)              (70)

Cash at beginning of period                                                                713               862
                                                                                   ------------      ------------

Cash at end of period                                                              $       607       $       792
                                                                                   ============      ============



See accompanying notes to financial statements


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)


Statements Of Cash Flows--Continued

For the nine months ended September 30, 2001 and 2000
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of distributions to partners and proceeds from sale of containers which had not been paid or received as of September 30, 2001 and 2000, and December 31, 2000 and 1999, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 2001 and 2000.

                                                              Sept. 30        Dec. 31       Sept. 30        Dec. 31
                                                                2001           2000            2000          1999
                                                             -----------    -----------    -----------    ----------

Distributions to partners included in:
     Due to affiliates..............................             $   2         $   3          $   2          $   3

Proceeds from sale of containers included in:
     Due from affiliates............................                92            84            117            150

The following table summarizes the amounts of distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 2001 and 2000.

                                                                                               2001           2000
                                                                                               ----           ----

Distributions to partners declared..............................................             $1,696         $2,230
Distributions to partners paid..................................................              1,697          2,231

Proceeds from sale of containers recorded.......................................                505            640
Proceeds from sale of containers received.......................................                497            673


See accompanying notes to financial statements


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Notes To Financial Statements

For the three and nine months ended September 30, 2001 and 2000
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------


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

      The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 2001 and December 31, 2000 and the results of its operations, changes in partners' capital and cash flows for the nine-month periods ended September 30, 2001 and 2000, have been made.

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

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $14 and $49 of incentive management fees during the three and nine-month periods ended September 30, 2001, respectively, and $31 and $93 during the comparable periods in 2000. Additionally, during the nine-month period ended September 30, 2001, the Partnership recorded an adjustment of $121 to reduce incentive management fees for overpayments made during 1999 and 2000. There were no acquisition fees or equipment liquidation fees incurred during the nine-month periods ended September 30, 2001 and 2000.

      The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at September 30, 2001 and December 31, 2000.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $37 and $115 for the three and nine-month periods ended September 30, 2001, respectively, and $48 and $151, respectively, for the comparable periods in 2000. The Partnership's containers are leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the leases are operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TEM and TFS. Total general and administrative costs allocated to the Partnership during the three and nine-month periods ended September 30, 2001 and 2000 were as follows:

                                          Three months            Nine months
                                         ended Sept. 30,         ended Sept. 30,
                                         ---------------         ---------------
                                         2001       2000         2001       2000
                                         ----       ----         ----       ----

          Salaries                        $16        $19          $48       $ 56
          Other                             8         18           33         53
                                           --         --           --        ---
            Total general and
               administrative costs       $24        $37          $81       $109
                                           ==         ==           ==        ===

      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership during the three and nine-month periods ended September 30, 2001 and 2000:

                                         Three months              Nine months
                                        ended Sept. 30,           ended Sept. 30
                                       ----------------           --------------
                                       2001        2000           2001      2000
                                       ----        ----           ----      ----

         TEM                            $21         $31            $70      $ 93
         TFS                              3           6             11        16
                                         --          --             --       ---
           Total general and
              administrative costs      $24         $37            $81      $109
                                         ==          ==             ==       ===

      At September 30, 2001 and December 31, 2000, due from affiliates, net is comprised of:


                                                               2001         2000
                                                               ----         ----
           Due from affiliates:
                    Due from TEM...........................     $77         $156
                                                                 --          ---

           Due to affiliates:
                    Due to TCC.............................       3            4
                    Due to TFS.............................      14           26
                                                                 --          ---
                                                                 17           30
                                                                 --          ---
           Due from affiliates, net                             $60         $126
                                                                 ==          ===

      These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and remittance of expenses, fees and distributions described above and in the accrual and remittance of net rental revenues and sales proceeds from TEM.

Note 3.   Direct Finance Leases

      The Partnership has leased containers under direct finance leases with terms ranging from two to five years. The components of the net investment in direct finance leases at September 30, 2001 and December 31, 2000 are as follows:

                                                             2001          2000
                                                             ----          ----

         Future minimum lease payments receivable......       $34           $43
         Residual value................................         -             -
         Less:  unearned income........................        (4)           (6)
                                                               --            --

         Net investment in direct finance leases.......       $30           $37
                                                               ==            ==


The following is a schedule by year of minimum lease payments receivable under the direct finance leases as of September 30, 2001:

             Year ending September 30:

             2002......................................                     $18
             2003......................................                      10
             2004......................................                       6
                                                                             --


             Total minimum lease payments receivable...                     $34
                                                                             ==

      Rental income for the three and nine-month periods ended September 30, 2001 and 2000 includes $1 and $4 and $2 and $3, respectively, of income from direct finance leases.



Note 4. Container Rental Equipment Write-Down

      New container prices declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at September 30, 2001 and 2000 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell. During the nine-month periods ended September 30, 2001 and 2000, the Partnership recorded additional depreciation expense of $62 and $64, respectively, on 192 and 144 containers identified as for sale and requiring a reserve. During the three-month periods ended September 30, 2001 and 2000, the Partnership recorded additional depreciation expense of $35 and $22, respectively, on 97 and 43 containers identified as for sale and requiring a reserve. At September 30, 2001 and 2000, the net book value of 140 and 108 containers identified as for sale was $155 and $124, respectively.

      The Partnership sold 144 of these previously written down containers for a loss of $14 during the nine-month period ended September 30, 2001 and sold 158 previously written down containers for a loss of $4 during the same period in 2000. During the three-month period ended September 30, 2001 the Partnership sold 92 of these previously written down containers for a loss of $12 and sold 59 previously written down containers for a loss of $4 during the same period in 2000. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs, primarily due to unexpected declines in container sales prices.

      The Partnership also sold containers that had not been written down and recorded gains of $5 and $90 during the nine-month periods ended September 30, 2001 and 2000, respectively. During the three-month periods ended September 30, 2001 and 2000, the Partnership recorded gains of $13 and $26, respectively, on the sale of containers that had not been written down.

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


Note 5.   Redemptions

      The following redemptions were consummated by the Partnership during the nine-month periods ended September 30, 2001 and 2000:


                                                         Units           Average
                                                       Redeemed       Redemption Price       Amount Paid
                                                       --------       ----------------      -------------

      Total Partnership redemption as of
       December 31, 1999.......................           7,525             $9.17                   $ 69

      Quarter ended:

          September 30, 2000..................            8,675              6.45                     56
                                                         ------                                      ---


      Partnership through September 30,
      2000....................................           16,200             $7.72                   $125
                                                         ======                                      ===



      Total Partnership redemption as of
       December 31, 2000.......................          18,575             $7.56                   $140

      Quarter ended:

          March 31, 2001..........................        1,166              6.03                      7
          September 30, 2001......................       11,858              5.58                     66
                                                         ------                                      ---


      Partnership through September 30,
      2001....................................           31,599             $6.77                   $213
                                                         ======                                      ===


      The redemption price is fixed by formula.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information, which will assist in evaluating the financial condition of the Partnership as of and for the three and nine-month periods ended September 30, 2001 and 2000. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

From time to time, the Partnership redeems units from Limited Partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the nine-month period ended September 30, 2001, the Partnership redeemed 13,024 units for a total dollar amount of $73. The Partnership used cash flow from operations to pay for the redeemed units.

The Partnership invests working capital and cash flow from operations and investing activities prior to its distribution to the partners in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

During the nine-month period ended September 30, 2001, the Partnership declared cash distributions to limited partners pertaining to the fourth quarter of 2000 through the second quarter of 2001 in the amount of $1,674, which represented $1.15 per unit. On a cash basis, after paying redemptions, $1,072 of distributions was from operations and the balance was a return of capital. On a GAAP basis, after paying redemptions, $192 of distributions was from net income and the remainder was a return of capital.

Net cash provided by operating activities for the nine-month periods ended September 30, 2001 and 2000, was $1,167 and $1,544, respectively. The decrease of $377, or 24%, was primarily attributable to the decrease in net earnings, adjusted for non-cash transactions, offset by due from affiliates, net. Net earnings, adjusted for non-cash transactions, decreased primarily due to the decrease in rental income and the increase in direct container expenses. The decrease was partially offset by the decrease in management fees to affiliates. These fluctuations are discussed more fully in "Results of Operations". The fluctuations in due from affiliates, net, resulted from timing differences in payment of expenses and fees and the remittance of net rental revenues and sales proceeds, as well as in fluctuations in these amounts.

For the nine-month periods ended September 30, 2001 and 2000, net cash provided by investing activities (the sale of containers) was $497 and $673, respectively. The decrease of $176 was primarily due to the Partnership selling containers at a lower average sales price during the nine-month period ended September 30, 2001, compared to the equivalent period in 2000. Some of the containers sold during the nine-month periods ended September 30, 2001 and 2000 were located in low demand locations, and these sales were driven not only by the liquidation plans discussed above, but also by adverse market conditions in these locations. The sales price for containers sold in these low demand locations has continued to be adversely affected by market conditions. The sale of containers in these locations, the decline in the value of used containers and the related market conditions are discussed more fully under "Results of Operations".

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


Results of Operations

The Partnership's income from operations, which consists primarily of rental income net of container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the nine-month periods ended September 30, 2001 and 2000, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:


                                                            2001            2000
                                                            ----            ----

              Beginning container fleet...............     5,119           5,771
              Ending container fleet..................     4,621           5,271
              Average container fleet.................     4,870           5,521

The average container fleet decreased 12% from the nine-month period ended September 30, 2000 to the equivalent period in 2001 due to the continuing sale of containers (i) that had reached the end of their useful lives or (ii) that an analysis had indicated that their sale was otherwise warranted. Included in this second group were containers located in low demand locations. The Partnership expects that the size of its container fleet will further decline as additional containers are sold for these reasons and as the Partnership continues its liquidation plan. The decline in the container fleet has contributed to an overall decline in rental income from the nine-month period ended September 30, 2000 to the equivalent period in 2001. This decline is expected to continue in future years, as the size of the Partnership's container fleet continues to decrease.


Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 69% and 80% on average during the nine-month periods ended September 30, 2001 and 2000, respectively. In addition, rental income is affected by daily rental rates.


The following is a comparative analysis of the results of operations for the nine-month periods ended September 30, 2001 and 2000.

The Partnership's income from operations for the nine-month periods ending September 30, 2001 and 2000 was $271 and $713, respectively, on rental income of $1,672 and $2,207, respectively. The decrease in rental income of $535, or 24%, from the nine-month period ended September 30, 2000 to the comparable period in 2001 was attributable to a decrease in income from container rentals partially offset by an increase in other rental income. Income from container rentals, the major component of total revenue, decreased $552, or 28%, primarily due to decreases in the average container fleet of 12% and in average on-hire utilization of 14% between the periods.

In the fourth quarter of 2000, utilization began to decline and has continued to decline through the end of the third quarter of 2001. This decline was due to lower overall demand by shipping lines for leased containers, which is primarily a result of the worldwide economic slowdown. The effects of the economic slowdown on shipping have been heightened by the recent curtailment in world trade, caused by the after-effects of the September 11 terrorist attacks. This curtailment in world trade has caused some shipping lines to reduce service levels along certain routes which, of course, may further weaken demand for containers. Two other factors are currently reducing the demand for leased containers. Shipping lines have added larger vessels to their fleets, which combined with lower cargo volume growth, has made it easier for them to use otherwise empty vessel space to reposition their own containers back to high demand locations. Additionally, in anticipation of the delivery of these new, larger vessels, many shipping lines placed large orders for new containers in 2000 and 2001, thus temporarily reducing their need to lease containers. These orders for additional containers are part of a general increase in capacity for the shipping lines. This increase in capacity amounted to 12% this year, and an additional increase in capacity is expected next year, because the shipping lines placed orders for additional ships and containers before recognizing the slowdown in world trade. To the extent that this increased capacity remains underutilized, shipping lines may seek to cut costs in order to sustain profits, which may put further downward pressure on demand for containers and/or container rental rates.

As a result of the lower demand, the trade imbalance between Asia and North America and Asia and Europe has eased slightly. Combined with the excess vessel capacity, these factors have made it easier, although not necessarily less expensive, to reposition containers. During the nine-month period ended September 30, 2001, the Partnership was able to reposition newer containers from low demand locations in North America to historically higher demand locations in Asia. As a consequence, the build-up of containers in North America, which persisted over the past several years, has eased.

Nevertheless, the Partnership continues to sell (rather than reposition) some containers located in low demand locations. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. The majority of the containers sold during the nine-month periods ended September 30, 2001 and 2000 were older containers. The expected economic benefit of continuing to own these containers was significantly less than that of newer containers. This was due to their shorter remaining marine life, the cost to reposition them and the shipping lines' preference for leasing newer containers when they have a choice.

Once the decision had been made to sell containers, the Partnership wrote down the value of these specifically identified containers to their estimated fair value, which was based on recent sales prices less cost of sales. Due to unanticipated declines in container sales prices, the actual sales prices received on some containers were lower than the estimates used for the write-down, resulting in the Partnership incurring losses upon the sale of some of these containers. Until market conditions improve, the Partnership may incur further write-downs and/or losses on the sale of such containers. Should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to increase its depreciation rate or write-down the value of some or all of its container rental equipment.

Despite the decline in demand for leased containers discussed above and the decline in new container purchase prices, the stabilization of rental rates, which began during 2000, has continued in 2001. Until such time as the worldwide economies improve, particularly those of the United States and Europe, the uncertainties caused by the September 11 terrorist attacks have been diminished, and cargo volumes increase to the point where this year's 12% increase in worldwide vessel capacity is absorbed, there may be no significant improvements in utilization.

The General Partners do not foresee material changes in existing market conditions for the near term. Should there be a worldwide recession, demand for leased containers could decline further and result in a decline in lease rates and further declines in utilization and container sale prices, adversely affecting the Partnership's operating results.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the nine-month period ended September 30, 2001, other rental income was $226, an increase of $17 from the equivalent period in 2000. The increase in other rental income was primarily due to the increases in location and DPP income of $23 and $4, respectively, offset partially by a decrease of $11 in handling income. Location income increased primarily due to a decrease in credits granted to lessees for picking up containers from surplus locations. DPP income increased due to an increase in the average DPP price charged per container, offset by a decrease in the number of containers carrying DPP. Handling income further declined due to a decrease in container movement, partially offset by an increase in the average handling price charged per container during the nine-month period ended September 30, 2001 compared to the equivalent period in 2000.

Direct container expenses increased $178, or 52%, from the nine-month period ending September 30, 2000 to the equivalent period in 2001. The increase was primarily due to increases in storage, repositioning, and maintenance expenses of $74, $58 and $50, respectively. Storage expense increased due to the decrease in average utilization noted above and an increase in the average storage cost per container. Repositioning expense increased due to an increase in the number of containers repositioned and the higher average repositioning cost per container. Maintenance expense increased due to the increase in the number of containers requiring maintenance.

Bad debt benefit decreased $4, or 33%, from the nine-month periods ended September 30, 2000 to the comparable period in 2001. The decline was due to a lower required adjustment to bad debt reserve at September 30, 2001 compared to the same period at 2000.

Depreciation expense decreased $108, or 13%, from the nine-month period ended September 30, 2000 to the comparable period in 2001. The decrease was primarily due to the decline in the average fleet size noted above and a smaller write-down of containers identified as for sale as discussed below.

New container prices declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at September 30, 2001 and 2000 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell. During the nine-month periods ended September 30, 2001 and 2000, the Partnership recorded additional depreciation expense of $62 and $64, respectively, on 192 and 144 containers identified as for sale and requiring a reserve. At September 30, 2001 and 2000, the net book value of 140 and 108 containers identified as for sale was $155 and $124, respectively.

The Partnership sold 144 of these previously written down containers for a loss of $14 during the nine-month period ended September 30, 2001 and sold 158 previously written down containers for a loss of $4 during the same period in 2000. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs, primarily due to unexpected declines in container sales prices.

The Partnership also sold containers that had not been written down and recorded gains of $5 and $90 during the nine-month periods ended September 30, 2001 and 2000, respectively.

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

Management fees to affiliates decreased $201 or 82% from the nine-month period ended September 30, 2000 to the same period in 2001 due to decreases in incentive and equipment management fees. Incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations and partners' capital, decreased $164 primarily due to an adjustment of $121 to reduce incentive management fees for overpayments made during 1999 and 2000 and a decrease in the amount of distributions made from cash from operations between the two periods. Equipment management fees decreased due to the decrease in rental income upon which equipment management fees are primarily based. These fees were approximately 7% of rental income for both periods.

General and administrative costs to affiliates decreased $28, or 26%, from the nine-month period ended September 30, 2000 to the comparable period in 2001 primarily due to the decrease in overhead costs allocated by TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Gain/loss on sale of containers fluctuated from a gain of $86 during the nine-month period ended September 30, 2000 to a loss of $9 for the comparable period in 2001. The fluctuation was primarily due to a decline in the average sales price of containers, which resulted in the Partnership selling containers at a loss during the nine-month period ended September 30, 2001.

Net earnings per limited partnership unit decreased from $0.49 to $0.18 from the nine-month period ended September 30, 2000 to the same period in 2001, reflecting the decrease in net earnings allocated to limited partners from $714 to $265, respectively. The allocation of net earnings for the nine-month periods ended September 30, 2001 and 2000 included a special allocation of gross income to the General Partners of $19 and $22, respectively, in accordance with the Partnership Agreement.


The following is a comparative analysis of the results of operations for the three-month periods ended September 30, 2001 and 2000.

The Partnership's income from operations for the three-month periods ending September 30, 2001 and 2000 was $40 and $222, respectively, on rental income of $528 and $697, respectively. The decrease in rental income of $169, or 24%, from the three-month period ended September 30, 2000 to the comparable period in 2001 was attributable to a decrease in income from container rentals, partially offset by an increase in other rental income. Income from container rentals decreased $213, or 33%, primarily due to decreases in the average container fleet of 12% and average on-hire utilization of 20%.

For the three-month period ended September 30, 2001, other rental income was $91, an increase of $44 from the equivalent period in 2000. The increase in other rental income was primarily due to the increase in DPP and in location income of $13 and $34, respectively. DPP income increased due to an increase in the average DPP price charged per container, offset by a decrease in the number of containers carrying DPP. DPP income was also higher in 2001 due to a refund of $16 to one lessee as a result of the lessee canceling their DPP coverage in July, 2000. Location income increased primarily due to an increase in charges to lessees for dropping off containers in certain locations and a decrease in credits granted to lessees for picking up containers from surplus locations.

Direct container expenses increased $67, or 71%, from the three-month period ending September 30, 2000 to the equivalent period in 2001. The increase was primarily due to increases in storage, DPP, and maintenance expenses of $35, $26 and $14, respectively. Storage expense increased due to the decrease in average utilization noted above and an increase in the average storage expense per container. DPP expense was higher in 2001 primarily due to the reduction of $27 in the DPP reserve in the third quarter of 2000, as a result of a lessee canceling their DPP coverage as described above. Maintenance expense increased due to the increase in the number of containers requiring maintenance.

Bad debt expensed increased from $0 during the three-month period ended September 30, 2000 to $8 for the comparable period in 2001. The increase was due to a higher required adjustment to bad debt reserve at September 30, 2001 compared to the same period at 2000.

Depreciation expense decreased $31, or 12%, from the three-month period ended September 30, 2000 to the comparable period in 2001 primarily due to the decline in average fleet size.

During the three-month periods ended September 30, 2001 and 2000, the Partnership recorded additional depreciation expense of $35 and $22, respectively on 97 and 43 containers identified as for sale and requiring a reserve. The Partnership sold 92 of these previously written down containers for a loss of $12 during the three-month period ended September 30, 2001 and sold 59 previously written down containers for a loss of $4 during the same period in 2000. The Partnership also sold containers that had not been written down and recorded gains of $13 and $26 during the three-month periods ended September 30, 2001 and 2000, respectively.

Management fees to affiliates decreased $28 or 35% from the three-month period ended September 30, 2000 to the same period in 2001 due to decreases in equipment and incentive management fees. Equipment management fees, decreased primarily due to the decrease in rental income and were 7% of rental income for both periods. Incentive management fees decreased $17 from the three-month period ended September 30, 2000 to the same period in 2001 due to the decrease in the amount of distributions made from cash from operations between the two periods.

General and administrative costs to affiliates decreased $13, or 35%, from the three-month period ended September 30, 2000 to the comparable period in 2001 primarily due to the decrease in overhead costs allocated by TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Gain on sale of containers decreased from $22 during the three-month period ended September 30, 2000 to $1 for the comparable period in 2001. The fluctuation was primarily due a decline in the average sales price of containers.

Net earnings per limited partnership unit decreased from $0.15 to $0.03 from the three-month period ended September 30, 2000 to the same period in 2001, reflecting the decrease in net earnings allocated to limited partners from $222 to $38, respectively. The allocation of net earnings included a special allocation of gross income to the General Partners made in accordance with the Partnership Agreement.

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


Date:  November 13, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                          Title                                    Date


________________________           Senior Vice President,                   November 13, 2001
Ernest J. Furtado                  (Principal Financial and
                                   Accounting Officer) and
                                   Secretary




________________________           President (Principal Executive           November 13, 2001
John A. Maccarone                  Officer)



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


Date:  November 13, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


/s/Ernest J. Furtado
______________________________           Senior Vice President,                         November 13, 2001
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary



/s/John A. Maccarone
______________________________           President (Principal Executive                 November 13, 2001
John A. Maccarone                        Officer)
