Form 10-K
period 2001-12-31
TCC EQUIPMENT INCOME FUND
filed 2002-03-28
CIK 820083

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


March 28, 2002


Securities and Exchange Commission
Washington, DC  20549

Ladies & Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of TCC Equipment Income Fund (the "Partnership") the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

             For the fiscal year ended December 31, 2001

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

            In October 1998, the Registrant entered into its liquidation phase. During this phase, the Registrant will no longer add to its container fleet but will instead sell its containers (i) in one or more large transactions or (ii) gradually, either as they reach the end of their useful marine lives or when an analysis indicates that their sale is warranted based on existing market conditions and the container's age, location and condition. To date, the Partnership has sold containers only gradually rather than in large transactions. Sales proceeds, after reserves for working capital, will generally be distributed to the Partners. The Registrant will be terminated and dissolved on the earlier of December 31, 2007 or the sale of all or substantially all of its equipment.

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

            Container leasing companies and the Registrant operate in a similar manner by owning a worldwide fleet of new and used transportation containers and leasing these containers to international shipping companies hauling various types of goods among numerous trade routes. All lessees pay a daily rental rate and in certain markets may pay special handling fees and/or drop-off charges. In addition to these fees and charges, a lessee must either provide physical damage and liability insurance or purchase a damage waiver from the Registrant, in which case the Registrant agrees to pay the cost of repairing certain physical damage to containers. Container leasing companies compete with one another on the basis of lease rates, fees charged, services provided and availability of equipment. To ensure the availability of equipment to its customers, container leasing companies and the Registrant may pay to reposition containers from low demand locations to higher demand locations. By maintaining the highest lease rates and the highest equipment utilization factors allowed by market conditions, the Registrant attempts to generate revenue and profit.

            The majority of the Registrant's equipment is leased under master leases, which are comparable to the corporate rate agreements used by rental car companies. The master leases provide that the lessee, for a specified period of time, may rent containers at specific terms, conditions and rental rates. Although the terms of the master lease governing each container under lease do not vary, the number of containers in use can vary from time to time within the term of the master lease. The terms and conditions of the master lease provide that the lessee pays a daily rental rate for the entire time the container is in his possession (whether or not he is actively using it), is responsible for any damage, and must insure the container against liabilities. Some of the Partnership's equipment is leased under long-term lease agreements. Unlike master lease agreements, long-term lease agreements provide for containers to be leased for periods of between three to five years. Such leases are generally cancelable with a penalty at the end of each twelve-month period. Under direct finance leases, the containers are usually leased from the Partnership for the remainder of the container's useful life with a purchase option at the end of the lease term. Direct finance leases currently cover a minority of the
            Partnership's equipment. For a more detailed discussion of the leases for the Registrant's equipment, see "Leasing Policy" under "Business of the Partnership" in the Registrant's Prospectus as supplemented.

(c)(1)(ii)  Inapplicable.

(c)(1)(iii) Inapplicable.

(c)(1)(iv)  Inapplicable.

(c)(1)(v)   Inapplicable.

(c)(1)(vi)  Inapplicable.

(c)(1)(vii) No single lessee   generated   lease   revenue  for  the years ended
            December 31, 2001, 2000 and 1999 which was 10% or more of the total revenue of the Registrant.

(c)(1)(viii)Inapplicable.

(c)(1)(ix)  Inapplicable.

(c)(1)(x) There are approximately 80 container leasing companies of which the top ten control approximately 88% of the total equipment held by all container leasing companies. The top two container leasing companies combined control approximately 31% of the total equipment held by all container leasing companies. Textainer Equipment Management Limited, an Associate General Partner of the Registrant and the manager of its marine container equipment, is the third largest container leasing company and manages approximately 13% of the equipment held by all container leasing companies. The customers for leased containers are primarily international shipping lines. The Registrant alone is not a material participant in the worldwide container leasing market. The principal methods of competition are price, availability and the provision of worldwide service to the international shipping community. Competition in the container leasing market has increased over the past few years. Since 1996, shipping alliances and other operational consolidations among shipping lines have allowed shipping lines to begin operating with fewer containers, thereby decreasing the demand for leased containers and allowing lessees to gain concessions from lessors about price, special charges or credits and, in certain markets, the age specification of the containers rented. Furthermore, primarily as a result of lower new container prices and low interest rates, shipping lines now own, rather than lease, a higher percentage of containers. The decrease in demand from shipping lines, along with the entry of new leasing company competitors offering low container rental rates, has increased competition among container lessors such as the Registrant.

(c)(1)(xi)  Inapplicable.

(c)(1)(xii) Inapplicable.

(c)(1)(xiii)The  Registrant  has no  employees.  Textainer   Financial  Services
            Corporation (TFS), a wholly owned subsidiary of Textainer Capital Corporation (TCC), the Managing General Partner of the Registrant, is responsible for the overall management of the business of the Registrant and at December 31, 2001 had 4 employees. Textainer Equipment Management Limited (TEM), an Associate General Partner, is responsible for the management of the leasing operations of the Registrant and at December 31, 2001 had a total of 157 employees.

(d)         Financial  Information  About  Foreign and  Domestic Operations  and
            Export Sales.

/ The Registrant is involved in the leasing of shipping containers to international shipping companies for use in world trade and approximately 13%, 15% and 15% of the Registrant's rental revenue during the years ended December 31, 2001, 2000 and 1999, respectively, was derived from operations sourced or terminated domestically. These percentages do not reflect the proportion of the Partnership's income from operations generated domestically or in domestic waterways. Substantially all of the Partnership's income from operations is derived from assets employed in foreign operations. See "Business of the Partnership", in the Registrant's Prospectus, as supplemented and for a discussion of the risks of leasing containers for use in world trade see "Risk Factors and Forward-Looking Statements" in Item 7 herein.

ITEM 2.     PROPERTIES

As of December 31, 2001, the Registrant owned the following types and quantities of equipment:

            20-foot standard dry freight containers                 2,068
            40-foot standard dry freight containers                 1,291
            40-foot high cube dry freight containers                1,057
                                                                    -----

                                                                    4,416
                                                                    =====
During December 2001, approximately 62% of these containers were on lease to international shipping companies, and the balance were being stored primarily at a large number of storage depots located worldwide. At December 31, 2001 approximately 10% of the Partnership's off-lease equipment had been identified as for sale. Generally, the Partnership sells containers (i) that have reached the end of their useful lives or (ii) that an analysis indicates that their sale is otherwise warranted. The Partnership expects more containers to be identified as for sale for these reasons and as the Partnership continues its liquidation plans.

For information about the Registrant's property, see "Business of the Partnership" in the Registrant's Prospectus, as supplemented. See also Item 7, "Results of Operations" regarding current and possible future write-downs of some of the Registrant's property.

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

(a)(1)(ii)  Inapplicable.

(a)(1)(iii) Inapplicable.

(a)(1)(iv)  Inapplicable.

(a)(1)(v)   Inapplicable.

(a)(2)      Inapplicable.

(b)    Holders.

(b)(1) As of January 1, 2002, there were 1,921 holders of record of limited partnership interests in the Registrant.

(b)(2)      Inapplicable.

(c)    Dividends.

            Inapplicable.

The Registrant makes quarterly distributions to its limited partners in an amount equal to the Registrant's excess cash, after redemptions and working capital reserves. During the year ended December 31, 2001, the Registrant paid distributions at an annualized rate equal to 7.4% of a Unit's initial cost, or $1.48 per Unit. For information about the amount of distributions paid during the five most recent fiscal years, see Item 6, "Selected Financial Data."

ITEM 701:   Inapplicable.






ITEM 6.     SELECTED FINANCIAL DATA


                                                         (Amounts in thousands except for per unit amounts)
                                                                       Years Ended December 31,
                                         ---------------------------------------------------------------------------
                                              2001             2000            1999             1998            1997
                                              ----             ----            ----             ----            ----

Rental income.......................       $ 2,137          $ 2,885         $ 3,204          $ 4,358         $ 4,784

Income from operations..............       $   325          $   915         $   411          $ 1,475         $ 1,759

Net earnings........................       $   343          $   954         $   458          $ 1,569         $ 1,814

Net earnings per unit
  of limited partner
  interest..........................       $  0.22          $  0.63         $  0.27          $  1.02         $  1.21

Distributions per unit of
  limited partner
  interest..........................       $  1.48          $  2.00         $  2.85          $  2.50         $  2.00

Distributions per unit of
  limited partner
  interest representing
  a return of capital...............       $  1.26          $  1.37         $  2.58          $  1.48         $  0.79

Total assets........................       $ 8,283          $10,294         $12,465          $16,271         $18,560


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           (Amounts in thousands except for unit and per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the years ended December 31, 2001, 2000 and 1999. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

The Partnership invests working capital and cash flow from operations and investing activities prior to its distribution to the partners in short-term, liquid investments. Rental income is the Partnership's principal source of liquidity and provides a major source of funds for distributions. Rental income has been adversely affected by current market conditions for leased containers, and these market conditions may continue or worsen. Market conditions are discussed more fully in "Results of Operations". The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

During the year ended December 31, 2001, the Partnership declared cash distributions to limited partners pertaining to the fourth quarter of 2000 through the third quarter of 2001, in the amount of $2,142, which represented $1.48 per unit. On a cash basis, after paying redemptions, $1,293 of total distributions was from operations and the balance was a return of capital. On a financial statement basis, after paying redemptions, $194 of distributions was from net income and the balance was a return of capital.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the year ended December 31, 2001, the Partnership redeemed 22,391 units for a total dollar amount of $120. The Partnership used cash flow from operations to pay for the redeemed units.

Net cash provided by operating activities for the years ended December 31, 2001 and 2000, was $1,442 and $2,016, respectively. The decrease of $574, or 28% was primarily attributable to the decrease in net earnings, adjusted for non-cash transactions, and fluctuations in gross accounts receivable, offset by fluctuations in due from affiliates, net. Net earnings, adjusted for non-cash transactions, decreased primarily due to the decrease in rental income and the increase in direct container expenses and was partially offset by the decrease in management fees to affiliates. These items are discussed more fully under "Results of Operations". The decline in gross accounts receivable of $160 for the year ended December 31, 2001 was primarily due to the decrease in rental income. The decrease of gross accounts receivable of $308 for the year ended December 31, 2000 was due to the decline in the average collection period of accounts receivable and a decline in rental income. The fluctuations in due from affiliates, net resulted from timing differences in the remittance of expenses, fees, and distributions and the remittance of net rental revenues and container sales proceeds, as well as in fluctuations in these amounts.

For the years ended December 31, 2001 and 2000, net cash provided by investing activities (the sale of containers) was $670 and $875, respectively. The decrease of $205 was primarily due to the Partnership selling containers at a lower average sales price during the year ended December 31, 2001, compared to the equivalent period in 2000. Some of the containers sold during the years ended December 31, 2001 and 2000 were located in low demand locations, and these sales were driven not only by the liquidation plans discussed above, but also by adverse market conditions in these locations. The sale of containers in these locations, the decline in the value of used containers and the related market conditions are discussed more fully under "Results of Operations".

Due, in part, to these market conditions and their effect on demand for used containers, the Partnership has been primarily selling containers only if the containers are at the end of their useful lives or if they are located in these low demand locations. Therefore, and as noted above, the Partnership has implemented its liquidation phase to date by selling containers gradually. The Partnership will continue to evaluate its options for selling containers in the context of both these market conditions and the Partnership's liquidation plans. The number of containers sold both in low demand locations and elsewhere, as well as the amount of sales proceeds, will affect how much the Partnership will pay in future distributions to Partners.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income less costs and expenses (including container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses) was directly related to the size of the container fleet during the years ended December 31, 2001, 2000 and 1999, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                    2001        2000        1999
                                                    ----        ----        ----

       Beginning container fleet...............     5,119      5,771       6,769
       Ending container fleet..................     4,416      5,119       5,771
       Average container fleet.................     4,768      5,445       6,270

The average container fleet decreased 12% and 13% from the years ended December 31, 2000 to 2001 and from December 31, 1999 to 2000, respectively, primarily due to the continuing sale of containers (i) that had reached the end of their useful lives or (ii) that an analysis had indicated that their sale was otherwise warranted. Included in this second group were containers located in low demand locations. The Partnership expects that the size of its container fleet will further decline as additional containers are sold for these reasons and as the Partnership continues its liquidation plans. The decline in the container fleet has contributed to an overall decline in rental income from the years ended December 31, 2000 to 2001 and December 31, 1999 to 2000. These declines are expected to continue in future years, as the size of the Partnership's container fleet continues to decrease.

Rental income and direct container expenses are also affected by the average utilization of the container fleet, which was 68%, 80% and 73% on average during the years ended December 31, 2001, 2000 and 1999, respectively. The remaining container fleet is off-lease and is being stored primarily at a large number of storage depots. At December 31, 2001, the Partnership's off-lease containers (in units) were located in the following locations:

       America                              462
       Europe                               304
       Asia                                 871
                                          -----
      Total off-lease containers          1,637
                                          =====

At December 31, 2001 approximately 10% of the Partnership's off-lease containers had been specifically identified as for sale.

In addition to utilization, rental income is affected by daily rental rates, which have decreased slightly between the periods.

The following is a comparative analysis of the results of operations for the years ended December 31, 2001, 2000 and 1999

The Partnership's income from operations for the years ended December 31, 2001 and 2000 was $325 and $915, respectively, on rental income of $2,137 and $2,885, respectively. The decrease in rental income of $748 or 26%, from the year ended December 31, 2000 to the comparable period in 2001 was attributable to a decrease in income from container rentals partially offset by an increase in other rental income, which is discussed below. Income from container rentals, the major component of total revenue, decreased $762, or 29%, primarily due to decreases in the average on-hire utilization of 15% and the average container fleet of 12% between the periods. The majority of the Partnership's rental income was generated from the leasing of the Partnership's containers under master operating leases. The Partnership also leases containers under direct finance leases and at December 31, 2001, 2000 and 1999 there were 34, 35 and 29 containers under direct finance leases, respectively. Rental income from direct finance leases was $5, $4 and $5 during the years ended December 31, 2001, 2000 and 1999, respectively.

The Partnership's income from operations for the years ended December 31, 2000 and 1999 was $915 and $411, respectively, on rental income of $2,885 and $3,204, respectively. The decrease in rental income of $319, or 10%, from the year ended December 31, 1999 to the comparable period in 2000 was attributable to a decrease in income from container rentals and other rental income. Income from container rentals decreased $196, or 7%, primarily due to decreases in the average container fleet of 13% and average rental rates of 4%, offset by the increase in average on-hire utilization of 10%.

In the fourth quarter of 2000, utilization began to decline and continued to decline during 2001 and into the beginning of 2002. This decline was due to lower overall demand by shipping lines for leased containers, which is primarily a result of the worldwide economic slowdown. Two other factors are currently reducing the demand for leased containers. Shipping lines have added larger vessels to their fleets, which combined with lower cargo volume growth, has made it easier for them to use otherwise empty vessel space to reposition their own containers back to high demand locations. Additionally, in anticipation of the delivery of these new, larger vessels, many shipping lines placed large orders for new containers in 2000 and 2001, thus temporarily reducing their need to lease containers. These orders for additional containers are part of a general increase in vessel capacity for the shipping lines. This increase in vessel capacity amounted to 12% in 2001. An additional increase in vessel capacity of approximately 12% is expected in 2002, because the shipping lines placed orders for additional ships before recognizing the slowdown in world trade. To the extent that this increased vessel capacity remains underutilized, shipping lines may seek to cut costs in order to sustain profits or reduce losses, which may put further downward pressure on demand for containers.

As a result of the lower demand, the trade imbalance between Asia and North America and Asia and Europe has eased slightly. Combined with the excess vessel capacity, these factors have made it easier, although not necessarily less expensive, to reposition containers. During the year ended December 31, 2001, the Partnership was able to reposition newer containers from low demand locations in North America and Europe to historically higher demand locations in Asia. As a consequence, the build-up of containers in North America and Europe, which persisted over the past several years, has eased slightly. For the number of off-lease containers located in the lower demand locations of America and Europe, see chart above.

Nevertheless, the Partnership continues to sell (rather than reposition) some containers located in low demand locations. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. The majority of the containers sold during the year ended December 31, 2001 and 2000 were older containers. The expected economic benefit of continuing to own these containers was significantly less than that of newer containers. This was due to their shorter remaining marine life, the cost to reposition them and the shipping lines' preference for leasing newer containers when they have a choice.

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

Despite the decline in demand for leased containers discussed above and the decline in new container purchase prices, rental rates were comparable during these periods. Until such time as the worldwide economies improve, particularly those of the United States and Europe, and cargo volumes increase to the point where this year's 12% increase in worldwide vessel capacity is absorbed, there may be no significant improvements in utilization or rental rates.

The General Partners do not foresee material changes in existing market conditions for the near term. Should there be a worldwide recession, demand for leased containers could decline further and result in a decline in lease rates and further declines in utilization and container sale prices, adversely affecting the Partnership's operating results.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the year ended December 31, 2001, other rental income was $291, an increase of $14 from the equivalent period in 2000 despite the decline in average fleet size. The increase in other rental income was primarily due to an increase in location income of $22 offset by a decrease in handling income of $11. Location income increased primarily due to the decline in credits granted to lessees for picking up containers from surplus locations as there were fewer lease-out opportunities for which credits could be offered. Handling income declined due to the decline in average fleet size and a decrease in container movement, partially offset by an increase in the average handling price charged per container during the year ended December 31, 2001 compared to the equivalent period in 2000.

For the year ended  December  31, 2000,  the total of these other rental  income items was $277, a decrease of $123 from the equivalent period in 1999. The decrease was primarily due to the decrease in fleet size and additional decreases in DPP, location and handling income of $49, $43 and $31, respectively. The additional decline in DPP income was due to decreases in the average DPP price charged per container and in the number of containers covered under DPP. The further decline in location income was due to a decrease in charges to lessees for dropping off containers in certain locations. Handling income decreased primarily due to the decrease in container movement.

Direct container expenses increased $166, or 35%, from the year ended December 31, 2000 to the equivalent period in 2001, despite the decline in average fleet size. The increase was primarily due to increases in storage, maintenance, and repositioning expenses of $106, $48 and $31, respectively. Storage expense increased due to the decrease in average utilization noted above and an increase in the average storage cost per container. Maintenance expense increased primarily as the amortization of the reserves for warranty claims, which reduced maintenance expense, were fully amortized during 2001. Repositioning expense increased primarily due to the increase in the average cost to reposition containers during the year ended December 31, 2001 compared to the same period in 2000.

Direct container expenses decreased $323, or 40%, from the year ended December 31, 1999 to the equivalent period in 2000. The decrease was primarily due to the decreases in storage, DPP and handling expenses of $150, $88, and $33, respectively. The decrease in these expenses, as well as other direct container expenses, was partially due to the overall decrease in the average container fleet. Storage expense further declined due to the improvement in utilization and a lower average storage cost per container. DPP expense declined due to decreases in the average repair cost per DPP container and in the number of containers covered under DPP. Handling expense declined primarily due to the decline in container movement.

Bad debt (benefit) expense was ($8), ($22), and $51 for the years ended December 31, 2001, 2000, and 1999, respectively. The fluctuations in bad debt benefit/expense reflect the required adjustment to the bad debt reserve and are based on management's then current estimates of the portion of accounts receivable that may not be collected, and which will not be covered by insurance. These estimates are based primarily on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. The benefits recorded during the years ended December 31, 2001 and 2000 reflect lower reserve requirements from the previous year and the expense recorded during the year ended December 31, 1999 reflects a greater reserve requirement from the previous year.

Depreciation expense decreased $134, or 13%, and $182, or 15%, from the years ended December 31, 2000 to 2001 and December 31, 1999 to 2000, respectively. The decreases were primarily due to the declines in the average fleet size noted above, offset by the fluctuation in the container writedown, as discussed below.

New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at December 31, 2001 and 2000 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell. During the years ended December 31, 2001, 2000, and 1999 the Partnership recorded additional depreciation expense of $115, $72 and $105, respectively on 320, 179, and 245, containers identified as for sale and requiring a reserve. At December 31, 2001 and 2000, the net book value of the 167 and 88 containers identified as for sale was $194 and $98, respectively.

The Partnership sold 243 of these previously written down containers for a loss of $16 during the year ended December 31, 2001 and sold 205 previously written down containers for a loss of $4 during the same period in 2000. During the year ended December 31, 1999 the Partnership sold 478 previously written down containers for a loss of $6. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs, primarily due to unexpected declines in container prices.

The Partnership also sold containers that had not been written down and recorded (gains)/losses of ($5), ($91), and $27 during the years ended December 31, 2001, 2000 and 1999, respectively.

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

Management fees to affiliates decreased $236 or 74% from the year ended December 31, 2000 to the same period in 2001 due to decreases in incentive and equipment management fees. Incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations and partners' capital, decreased $186 due to an adjustment of $121 to reduce incentive management fees for overpayments made during 1999 and 2000 and due to a decrease in the amount of distributions paid from cash from operations between the two periods. Equipment management fees decreased $49 due to the decrease in rental income, upon which equipment management fees are primarily based. These fees were approximately 7% of rental income for both periods.

Management fees to affiliates decreased $83 or 21% from the year ended December 31, 1999 to the same period in 2000 due to decreases in incentive and equipment management fees. Incentive management fees decreased $56, or 32%, primarily due to a decrease in distributions paid during the year ended December 31, 2000 compared to the equivalent period in 1999. Equipment management fees decreased $27 due to the decrease in rental income. These fees were approximately 7% of rental income for both periods.

General and administrative costs to affiliates decreased $36 or 26%, and $27 or 16%, from the years ended December 31, 2000 to 2001 and December 31, 1999 to 2000, respectively. These decreases were primarily due to decreases in overhead costs allocated from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

The Partnership Agreement provides for the ongoing payment to the General Partners of the management fees and the reimbursement of the expenses discussed above. Since these fees and expenses are established by the Agreement, they cannot be considered the result of arms' length negotiations with third parties. The Partnership Agreement was formulated at the Partnership's inception and was part of the terms upon which the Partnership solicited investments from its limited partners. The business purpose of paying the General Partners these fees is to compensate the General Partners for the services they render to the Partnership. Reimbursement for expenses is made to offset some of the costs incurred by the General Partners in managing the Partnership and its container fleet. More details about these fees and expenses are included in footnote 2 to the Financial Statements.

Gain/loss on sale of containers fluctuated from a gain of $87 during the year ended December 31, 2000 to a loss of $11 for the comparable period in 2001. The fluctuation in gain/loss was primarily due to the Partnership selling more containers at a lower average sales price during the year ended December 31, 2001 compared to the same period in 2000, which resulted in the Partnership selling containers at a loss during the year ended December 31, 2001. Gain/loss on sale of containers fluctuated from a loss of $33 during the year ended December 31, 1999 compared to a gain of $87 during the same period in 2000. The fluctuation in gain/loss was primarily due to the Partnership selling fewer containers at a slightly higher average sales price during the year ended December 31, 2000 compared to the same period in 1999. The decline in the number of containers sold was primarily due to there being fewer lower demand locations and fewer containers in these locations, the latter resulting primarily from previous sales efforts.

Net earnings per limited partnership unit decreased from $0.63 to $0.22 from the year ended December 31, 2000 to the equivalent period in 2001, reflecting the decrease in net earnings allocated to limited partners from $915 to $314. Net earnings per limited partnership unit increased from $0.27 to $0.63 from the year ended December 31, 1999 to the equivalent period in 2000, reflecting the increases in net earnings allocated to limited partners from $402 to $915. The allocation of net earnings for the years ended December 31, 2001, 2000 and 1999 included a special allocation of gross income to the General Partners of $26, $29, and $51, respectively, in accordance with the Partnership Agreement.


Critical Accounting Policies and Estimates

The Partnership's discussion and analysis of its financial condition and results of operations are based upon the Partnership's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Partnership's management evaluates its estimates on an on-going basis, including those related to the container rental equipment, accounts receivable, and accruals.

These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments regarding the carrying values of assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions.

The Partnership's management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

The Partnership maintains allowances for doubtful accounts for estimated losses resulting from the inability of its lessees to make required payments. These allowances are based on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. If the financial condition of the Partnership's lessees were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would adversely affect the Partnership's operating results.

The Partnership depreciates its container rental equipment based on certain estimates related to the container's useful life and salvage value. These estimates are based upon assumptions about future demand for leased containers and the estimated sales price at the end of the container's useful life. If these estimates were subsequently revised based on permanent changes in the container leasing market, the Partnership would revise its depreciation policy, which could adversely affect the Partnership's operating results.

Additionally, the recoverability of the recorded amounts of containers is evaluated to ensure that the recorded amount does not exceed the estimated fair value of the containers. If it is determined that the recorded amount exceeds the estimated fair value, the Partnership writes down the value of those containers. In determining the estimated fair value, assumptions are made regarding future demand and market conditions for leased containers as well as for used containers and the sales prices for used containers. If actual market conditions are less favorable than those projected or if actual sales prices are lower than those estimated by the Partnership, additional write-downs may be required. Any additional write-downs would adversely affect the Partnership's operating results.

Accounting Pronouncement

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of", and elements of Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions."

SFAS No. 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The Statement will be effective on January 1, 2002 and the Partnership is currently assessing the impact adoption will have on the financial condition and operating results of the Partnership.

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

Other risks of the Partnership's leasing operations include competition, the cost of repositioning containers after they come off-lease, the risk of an uninsured loss, including bad debts, increases in maintenance expenses or other costs of operating the containers, and the effect of world trade, industry trends and/or general business and economic cycles on the Partnership's operations. See "Risk Factors" in the Partnership's Prospectus, as supplemented, for additional information on risks of the Partnership's business. See "Critical Accounting Policies and Estimates" above for information on the Partnership's critical accounting policies and how changes in those estimates could adversely affect the Partnership's results of operations.

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


ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Inapplicable.



ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

            Attached pages 15 to 28.

                          Independent Auditors' Report
                          ----------------------------

The Partners
TCC Equipment Income Fund:

We have audited the accompanying balance sheets of TCC Equipment Income Fund (a California limited partnership) as of December 31, 2001 and 2000, and the related statements of earnings, partners' capital and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TCC Equipment Income Fund as of December 31, 2001 and 2000, and the results of its operations, its partners' capital, and its cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



                                  /s/ KPMG LLP




San Francisco, California
February 11, 2002


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Balance Sheets

December 31, 2001 and 2000
(Amounts in thousands)
---------------------------------------------------------------------------------------------------------


                                                                            2001               2000
                                                                     -----------------   ----------------
Assets
Container rental equipment, net of accumulated
   depreciation of $6,773 (2000:  $7,677)                            $          7,274    $         8,897
Cash                                                                              533                713
Net investment in direct finance leases (note 3)                                   26                 37
Accounts receivable, net of allowance
   for doubtful accounts of $56 (2000:  $103)                                     405                518
Due from affiliates, net (note 2)                                                  41                126
Prepaid expenses                                                                    4                  3
                                                                     -----------------   ----------------

                                                                     $          8,283    $        10,294
                                                                     =================   ================

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                  $            122    $           139
   Accrued liabilities                                                             42                 57
   Accrued recovery costs (note 1(i))                                              36                 38
   Accrued damage protection plan costs (note 1(j))                                40                 64
   Warranty claims (note 1(k))                                                      -                  5
                                                                     -----------------   ----------------

       Total liabilities                                                          240                303
                                                                     -----------------   ----------------

Partners' capital:
   General partners                                                                 -                  -
   Limited partners                                                             8,043              9,991
                                                                     -----------------   ----------------

       Total partners' capital                                                  8,043              9,991
                                                                     -----------------   ----------------


                                                                     $          8,283    $        10,294
                                                                     =================   ================


See accompanying notes to financial statements


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Earnings

Years ended December 31, 2001, 2000 and 1999
(Amounts in thousands except for unit and per unit amounts)
------------------------------------------------------------------------------------------------------------

                                                              2001              2000              1999
                                                        ---------------    --------------    ---------------
Rental income                                           $         2,137    $        2,885    $         3,204
                                                        ---------------    --------------    ---------------

Costs and expenses:
   Direct container expenses                                        644               478                801
   Bad debt (benefit) expense                                        (8)              (22)                51
   Depreciation (note 1(e))                                         909             1,043              1,225
   Professional fees                                                 32                55                 68
   Management fees to affiliates (note 2)                            82               318                401
   General and administrative costs
      to affiliates (note 2)                                        102               138                165
   Other general and administrative costs                            40                47                 49
   Loss (gain) on sale of containers                                 11               (87)                33
                                                        ---------------    --------------    ---------------

                                                                  1,812             1,970              2,793
                                                        ---------------    --------------    ---------------

   Income from operations                                           325               915                411
                                                        ---------------    --------------    ---------------

Other income:
   Interest income                                                   18                39                 47
                                                        ---------------    --------------    ---------------

                                                                     18                39                 47
                                                        ---------------    --------------    ---------------

    Net earnings                                        $           343    $          954    $           458
                                                        ===============    ==============    ===============

Allocation of net earnings (note 1(g)):
   General partners                                     $            29    $           39    $            56
   Limited partners                                                 314               915                402
                                                        ---------------    --------------    ---------------

                                                        $           343    $          954    $           458
                                                        ===============    ==============    ===============
Limited partners' per unit share
   of net earnings                                      $          0.22    $         0.63    $          0.27
                                                        ===============    ==============    ===============

Limited partners' per unit share
   of distributions                                     $          1.48    $         2.00    $          2.85
                                                        ===============    ==============    ===============

Weighted average number of limited
   partnership units outstanding (note 1(l))                  1,446,542         1,462,098          1,467,029
                                                        ===============    ==============    ===============



See accompanying notes to financial statements

TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Partners' Capital

Years ended December 31, 2001, 2000 and 1999
(Amounts in thousands)
------------------------------------------------------------------------------------------------------

                                                                  Partners' Capital
                                               -------------------------------------------------------

                                                  General              Limited              Total
                                               -------------         ------------        ------------
Balances at December 31, 1998                  $          -          $    15,873         $    15,873

Distributions                                           (56)              (4,183)             (4,239)

Redemptions (note 1(m))                                   -                  (15)                (15)

Net earnings                                             56                  402                 458
                                               -------------         ------------        ------------

Balances at December 31, 1999                             -               12,077              12,077
                                               -------------         ------------        ------------


Distributions                                           (39)              (2,930)             (2,969)

Redemptions (note 1(m))                                   -                  (71)                (71)

Net earnings                                             39                  915                 954
                                               -------------         ------------        ------------

Balances at December 31, 2000                             -                9,991               9,991
                                               -------------         ------------        ------------


Distributions                                           (29)              (2,142)             (2,171)

Redemptions (note 1(m))                                   -                 (120)               (120)

Net earnings                                             29                  314                 343
                                               -------------         ------------        ------------

Balances at December 31, 2001                  $          -          $     8,043         $     8,043
                                               =============         ============        ============

See accompanying notes to financial statements


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Cash Flows

Years ended December 31, 2001, 2000 and 1999
(Amounts in thousands)
---------------------------------------------------------------------------------------------------------------------------------


                                                                                 2001                2000               1999
                                                                            --------------      --------------     --------------
Cash flows from operating activities:
      Net earnings                                                          $         343       $         954      $         458
      Adjustments to reconcile net earnings to
        net cash provided by operating activities:
          Depreciation (note 1(e))                                                    909               1,043              1,225
          (Decrease) increase  in allowance for doubtful
             accounts                                                                 (47)                (75)                44
          Loss (gain) on sale of containers                                            11                 (87)                33
          (Increase) decrease in assets:
             Net investment in direct finance leases                                   18                  18                 13
             Accounts receivable                                                      160                 308                101
             Due from affiliates, net                                                 112                 (62)                56
             Prepaid expenses                                                          (1)                  2                  1
          Increase (decrease) in liabilities:
             Accounts payable and accrued liablilties                                 (32)                 14                 21
             Accrued recovery costs                                                    (2)                  5                 11
             Accrued damage protection plan costs                                     (24)                (41)                22
             Warranty claims                                                           (5)                (63)               (64)
                                                                            --------------      --------------     --------------

                Net cash provided by operating activities                           1,442               2,016              1,921
                                                                            --------------      --------------     --------------
Cash flows from investing activities:
      Proceeds from sale of containers                                                670                 875              1,232
      Container purchases                                                               -                   -                  3
                                                                            --------------      --------------     --------------

                Net cash provided by investing activities                             670                 875              1,235
                                                                            --------------      --------------     --------------
Cash flows from financing activities:
      Redemptions of limited partnership units                                       (120)                (71)               (15)
      Distributions to partners                                                    (2,172)             (2,969)            (4,238)
                                                                            --------------      --------------     --------------

                Net cash used in financing activities                              (2,292)             (3,040)            (4,253)
                                                                            --------------      --------------     --------------

Net decrease in cash                                                                 (180)               (149)            (1,097)
Cash at beginning of period                                                           713                 862              1,959
                                                                            --------------      --------------     --------------

Cash at end of period                                                       $         533       $         713      $         862
                                                                            ==============      ==============     ==============



See accompanying notes to financial statements


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Cash Flows--Continued
Years ended December 31, 2001, 2000 and 1999
(Amounts in thousands)
--------------------------------------------------------------------------------


Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received by the Partnership as of December 31, 2001, 2000, 1999 and 1998, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows.

                                                                  2001         2000          1999          1998
                                                                  ----         ----          ----          ----
Container purchases included in:
   Due to affiliates...................................           $  -          $ -          $  -          $  -
   Container purchases payable.........................              -            -             -             -

Distributions to partners included in:
   Due to affiliates...................................              2            3             3             2

Proceeds from sale of containers included in:
   Due from affiliates.................................            110           84           150           204


The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.


                                                                               2001          2000          1999
                                                                               ----          ----          ----

Container purchases recorded....................................             $    -        $    -        $   (3)
Container purchases paid........................................                  -             -            (3)

Distributions to partners declared..............................              2,171         2,969         4,239
Distributions to partners paid..................................              2,172         2,969         4,238

Proceeds from sale of containers recorded.......................                696           809         1,178
Proceeds from sale of containers received.......................                670           875         1,232


The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to net investment in direct finance leases. The carrying values of containers transferred during the years ended December 31, 2001, 2000 and 1999 were $7, $13 and $37, respectively.


See accompanying notes to financial statements

TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Notes to Financial Statements
Years ended December 31, 2001, 2000 and 1999
(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

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

          (c) Critical Accounting Policies and Estimates

          Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Partnership's management evaluates its estimates on an on-going basis, including those related to the container rental equipment, accounts receivable and accruals.

          These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments regarding the carrying values of assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions.

          The Partnership's management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. The Partnership maintains allowances for doubtful accounts for estimated losses resulting from the inability of its lessees to make required payments. These allowances are based on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. If the financial condition of the Partnership's lessees were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

          The Partnership depreciates its container rental equipment based on certain estimates related to the container's useful life and salvage value. These estimates are based upon assumptions about future demand for leased containers and the estimated sales price at the end of the container's useful life. If these estimates were subsequently revised based on permanent changes in the container leasing market, the Partnership would revise its depreciation policy.

          Additionally, the recoverability of the recorded amounts of containers is evaluated to ensure that the recorded amount does not exceed the estimated fair value of the containers. If it is determined that the recorded amount exceeds the estimated fair value, the Partnership writes down the value of those containers. In determining the estimated fair value, assumptions are made regarding future demand and market conditions for leased containers as well as for used containers and the sales prices for used containers. If actual market conditions are less favorable than those projected or if actual sales prices are lower than those estimated by the Partnership, additional write-downs may be required.

          (d)   Fair Value of Financial Instruments

          In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the Partnership calculates the fair value of financial instruments and includes this additional information in the notes to the financial statements when the fair value is different than the book value of those financial instruments. At December 31, 2001 and 2000, the fair value of the Partnership's financial instruments (cash, accounts receivable and current liabilities) approximates the related book value of such instruments.

          (e)   Container Rental Equipment

          Container rental equipment is recorded at the cost of the assets purchased, which includes acquisition fees, less accumulated depreciation charged. Depreciation of new containers is computed using the straight-line method over an estimated useful life of 12 years to a 28% salvage value. Used containers are depreciated based upon their estimated remaining useful life at the date of acquisition (from 2 to 11 years). When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the equipment accounts and any resulting gain or loss is recognized in income for the period.

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

          New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at December 31, 2001 and 2000 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost of sales. During the years ended December 31, 2001, 2000, and 1999 the Partnership recorded additional depreciation expense of $115, $72 and $105, respectively on 320, 179, and 245 containers identified as for sale and requiring a reserve. At December 31, 2001 and 2000, the net book value of the 167 and 88 containers identified as for sale was $194 and $98, respectively.

          The Partnership sold 243 of these previously written down containers for a loss of $16 during the year ended December 31, 2001 and sold 205 previously written down containers for a loss of $4 during the same period in 2000. During the year ended December 31, 1999 the Partnership sold 478 previously written down containers for a loss of $6. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs, primarily due to unexpected declines in container prices.

          The Partnership also sold containers that had not been written down and recorded (gains)/losses of ($5), ($91), and $27 during the years ended December 31, 2001, 2000 and 1999, respectively.

          As more containers are subsequently identified as for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers. The Partnership will continue to evaluate the recoverability of the recorded amounts of container rental equipment and cautions that a write-down of container rental equipment an/or an increase in its depreciation rate may be required in future periods for some or all of its container rental equipment.

          In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of", and elements of Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions."

          SFAS No. 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The Statement will be effective on January 1, 2002 and the Partnership is currently assessing the impact adoption will have on the financial condition and operating results of the Partnership.

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

          No single lessee accounted for more than 10% of the Partnership's revenues for the years ended December 31, 2001, 2000 and 1999.

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

          (i)   Recovery Costs

          The Partnership accrues an estimate for recovery costs as a result of defaults under its leases that it expects to incur, which are in excess of estimated insurance proceeds. At December 31, 2001 and 2000, the amounts accrued were $36 and $38, respectively.

          (j)   Damage Protection Plan

          The Partnership offers a Damage Protection Plan (DPP) to lessees of its containers. Under the terms of DPP, the Partnership earns additional revenues on a daily basis and, in return, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the estimated future repair costs. DPP expenses are included in direct container expenses in the Statements of Earnings and the related reserve at December 31, 2001 and 2000, was $40 and $64, respectively.

          (k)   Warranty Claims

          During 1992 and 1995, the Partnership settled warranty claims against a container manufacturer. The Partnership amortized the settlement amounts over the remaining estimated useful life of the applicable containers (seven years), reducing maintenance and repair costs over that time. At December 31, 2000, the unamortized portion of the settlement amounts was $5, which was fully amortized during the year ended December 31, 2001.

          (l)   Limited  Partners' Per  Unit  Share   of   Net   Earnings    and
                Distributions

          Limited partners' per unit share of both net earnings and distributions were computed using the weighted average number of units outstanding during each year of the Partnership's operations which was 1,446,542, 1,462,098, and 1,467,029 during the years ended December 31, 2001, 2000 and 1999, respectively.

          (m)   Redemptions

          The following redemption offerings were consummated by the Partnership during the years ended December 31, 2001, 2000 and 1999:

                                                           Units            Average
                                                          Redeemed      Redemption Price      Amount Paid
                                                         ----------    ------------------    -------------

          Total Partnership redemptions as of                5,775           $  9.35               $ 54
           December 31, 1998....................            ------                                  ---

          Year ended December 31, 1999:
               1st quarter......................             1,750           $  8.57                 15
                                                            ------                                  ---


          Year ended December 31, 2000
               3rd quarter......................             8,675           $  6.45                 56
               4th quarter......................             2,375           $  6.32                 15
                                                            ------                                  ---
                                                            11,050           $  6.43                 71
                                                            ------                                  ---

          Year ended December 31, 2001
               1st quarter......................             1,166           $  6.03                  7
               3rd quarter......................            11,858           $  5.58                 66
               4th quarter......................             9,367           $  4.97                 47
                                                            ------                                  ---
                                                            22,391           $  5.35                120
                                                            ------                                  ---

          Total Partnership redemptions as of
           December 31, 2001.....................           40,966           $  6.36               $260
                                                            ======                                  ===


          The redemption price is fixed by formula.


Note 2.   Transactions with Affiliates

          As part of the operation of the Partnership, the Partnership is to pay to the General Partners an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $56, $121 and $177 of incentive management fees during the years ended December 31, 2001, 2000 and 1999, respectively. Additionally during the year ended December 31, 2001, the Partnership recorded an adjustment of $121 to reduce incentive management fees for overpayments made during 1999 and 2000. There were no liquidation fees incurred during these periods.

          The Partnership's containers are managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net, at December 31, 2001 and 2000.

          Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to master operating leases and 2% of gross lease revenues attributable to full payout net leases. These fees totaled $147, $197, and $224 for the years ended December 31, 2001, 2000 and 1999, respectively.

          Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TEM and TFS. Total general and administrative costs allocated to the Partnership were as follows:

                                                    2001        2000        1999
                                                    ----        ----        ----

               Salaries                            $  61       $  68       $  92
               Other                                  41          70          73
                                                     ---         ---         ---
                 Total general and
                    administrative costs           $ 102       $ 138       $ 165
                                                     ===         ===         ===

          TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership.

                                                    2001        2000        1999
                                                    ----        ----        ----

               TEM                                 $  89       $ 121       $ 147
               TFS                                    13          17          18
                                                    ----        ----         ---
                 Total general and
                    administrative costs           $ 102       $ 138       $ 165
                                                     ===         ===         ===

          At December 31, 2001 and 2000, due from affiliates, net, is comprised of:

                                                          2001              2000
                                                          ----              ----
               Due from affiliates:
                  Due from TEM.........................   $ 55             $ 156
                                                            --               ---

               Due to affiliates:
                 Due to TCC............................      6                 4
                 Due to TFS............................      8                26
                                                            --               ---
                                                            14                30
                                                            --               ---

               Due from affiliates, net                   $ 41             $ 126
                                                            ==               ===

          These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and remittance of expenses, fees and distributions described above and in the accrual and remittance of net rental revenues and container sales proceeds from TEM.

Note 3.  Lease Rental Income (unaudited)

          Leasing income arises principally from the renting of containers to various international shipping lines. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for terms of five years or less. The following is the lease mix of the on-lease containers (in units) at December 31, 2001 and 2000:


                                                     2001                   2000
                                                     ----                   ----

               On-lease under master leases         1,956                  2,972
               On-lease under long-term leases        823                  1,083
                                                    -----                  -----

               Total on-lease containers            2,779                  4,055
                                                    =====                  =====

          Under master lease agreements, the lessee is not committed to lease a minimum number of containers from the Partnership during the lease term and may generally return any portion or all the containers to the Partnership at any time, subject to certain restrictions in the lease agreement. Under long-term lease agreements, containers are usually leased from the Partnership for periods of between three to five years. Such leases are generally cancelable with a penalty at the end of each twelve-month period. Under direct finance leases, the containers are usually leased from the Partnership for the remainder of the container's useful life with a purchase option at the end of the lease term.

          The remaining containers are off-lease and are being stored primarily at a large number of storage depots in the following locations:



               America                             462
               Europe                              304
               Asia                                871
                                                 -----

               Total off-lease containers        1,637
                                                 =====

          At December 31, 2001 approximately 10% of the Partnership's off-lease containers had been specifically identified as for sale.

Note 4.   Direct Finance Leases

          The Partnership has leased containers under direct finance leases with terms ranging from two to five years. The components of the net investment in direct finance leases at December 31, 2001 and 2000 are as follows:

                                                                  2001     2000
                                                                  ----     ----
               Future minimum lease payments receivable.......... $ 29     $ 43
               Residual value....................................    -        -
               Less: unearned income.............................   (3)      (6)
                                                                   ---      ---

               Net investment in direct finance leases........... $ 26     $ 37
                                                                   ===      ===

          The following is a schedule by year of minimum lease payments receivable under the direct finance leases at December 31, 2001:

               Year ending December 31:

               2002...................................................     $ 17
               2003...................................................        9
               2004...................................................        3
                                                                             --

               Total minimum lease payments receivable................     $ 29
                                                                             ==

Rental income for the years ended December 31, 2001, 2000, and 1999 includes $5, $4, and $5, respectively, of income from direct finance leases.

Note 5.   Income Taxes

At December 31, 2001, 2000 and 1999, there were temporary differences of $6,365, $7,033, and $7,307, respectively, between the financial statement carrying value of certain assets and liabilities and the federal income tax basis of such assets and liabilities. The reconciliation of net income for financial statement purposes to net income for federal income tax purposes for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                                                 2001            2000           1999
                                                                                 ----            ----           ----
         Net income per financial statements....................              $   343         $   954        $   458

         (Decrease) increase in provision for bad debt..........                  (47)            (75)            44
         Depreciation for federal income tax purposes less than
          (in excess) of  depreciation for financial
          statement purposes....................................                   37            (264)          (357)
         Gain on sale of fixed assets for federal income
           tax purposes in excess of gain/loss recognized
           for financial statement purposes.....................                  707             717          1,210
         (Decrease) increase in damage protection
           plan reserve.........................................                  (24)            (41)            22
         Warranty reserve income for tax purposes in
           excess of financial statement purposes...............                   (5)            (63)           (64)
                                                                                -----           -----          -----
         Net income for
           federal income tax purposes..........................              $ 1,011         $ 1,228        $ 1,313
                                                                                =====           =====          =====




TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Selected Quarterly Financial Data
-----------------------------------------------------------------------------------------------------------------------

The following is a summary of selected quarterly financial data for the years ended
December 31, 2001, 2000 and 1999:


                                                                             (Amounts in thousands)
                                                                              2001 Quarters Ended
                                                         --------------------------------------------------------------
                                                            Mar. 31           June 30          Sept. 30         Dec. 31
                                                         --------------------------------------------------------------
Rental income                                             $   608             $ 537           $   528           $   464

Income from operations                                    $   212             $  19           $    40           $    54

Net earnings                                              $   219             $  24           $    44           $    56

Limited partners' share of net earnings                   $   210             $  17           $    38           $    49

Limited partners' share of distributions                  $   692             $ 472           $   510           $   468


                                                                              2000 Quarters Ended
                                                         --------------------------------------------------------------
                                                            Mar. 31           June 30          Sept. 30         Dec. 31
                                                         --------------------------------------------------------------
Rental income                                             $   772             $ 738           $   697           $   678

Income from operations                                    $   204             $ 287           $   222           $   202

Net earnings                                              $   213             $ 298           $   231           $   212

Limited partners' share of net earnings                   $   203             $ 288           $   222           $   202

Limited partners' share of distributions                  $   734             $ 733           $   734           $   729

                                                                               1999 Quarters Ended
                                                         --------------------------------------------------------------
                                                            Mar. 31           June 30          Sept. 30         Dec. 31
                                                         --------------------------------------------------------------

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

As described in the Prospectus, the Registrant's three original general partners were TCC, TEM and Textainer Inc. (TI), which comprised the original Textainer Group. Effective October 1, 1993, the Textainer Group restructured its organization by forming a new holding company, Textainer Group Holdings Limited
(TGH), and the shareholders of the underlying companies which include the General Partners accepted shares in TGH in exchange for their shares in the individual companies. Textainer Financial Services Corporation (TFS) is the Managing General Partner of the Partnership (prior to its name change on April 4, 1994, TFS was known as Textainer Capital Corporation). TFS is a wholly-owned subsidiary of Textainer Capital Corporation (TCC) (prior to its name change on April 4, 1994, TCC was known as Textainer (Delaware) Inc.). Textainer Equipment Management Limited (TEM) is an Associate General Partner of the Partnership. TI was an Associate General Partner of the Partnership through September 30, 1993 when it was replaced in that capacity by Textainer Limited (TL), pursuant to the corporate restructuring effective October 1, 1993, which caused TFS, TEM and TL to fall under the common ownership of TGH. Pursuant to this restructuring, TI transferred substantially all of its assets including all of its rights and duties as Associate General Partner to TL. This transfer was effective from October 1, 1993. The end result was that TFS now serves as Managing General Partner and TEM and TL now serve as Associate General Partners. The Managing General Partner and Associate General Partners are collectively referred to as the General Partners and are wholly-owned subsidiaries of TGH. The General Partners also act in this capacity for other limited partnerships.

TFS,  as  the  Managing  General  Partner,   is  responsible  for  managing  the
administration and operation of the Registrant, and for the formulation and administration of investment policies.

TEM, an Associate General Partner, manages all aspects of the operation of the Registrant's equipment.

TL, an Associate General Partner, owns a fleet of container rental equipment which is managed by TEM. TL provides advice to the Partnership regarding negotiations with financial institutions, manufacturers and equipment owners, and regarding the terms upon which particular items of equipment were acquired.

Section 16(a) Beneficial Ownership Reporting Compliance.
--------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires the Partnership's General Partners, policy-making officials and persons who beneficially own more than ten percent of the Units to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of these reports must also be furnished to the Partnership.

Based solely on a review of the copies of such forms furnished to the Partnership or on written representations that no forms were required to be filed, the Partnership believes that with respect to its most recent fiscal year ended December 31, 2001, all Section 16(a) filing requirements were complied with. No member of management, or beneficial owner owned more than 10 percent of any interest in the Partnership. None of the individuals subject to section 16(a) failed to file or filed late any reports of transactions in the Units.


The directors and executive officers of the General Partners are as follows:

Name                             Age     Position
----                             ---     --------
Neil I. Jowell                   68      Director and Chairman of TGH, TEM, TL, TCC and TFS
John A. Maccarone                57      President, CEO and Director of TGH, TEM, TL, TCC and TFS
James E. Hoelter                 62      Director of TGH, TEM, TL, TCC and TFS
Alex M. Brown                    63      Director of TGH, TEM, TL, TCC and TFS
Harold J. Samson                 80      Director of TGH and TL
Philip K. Brewer                 45      Senior Vice President - Asset Management Group and Director of TEM and TL
Robert D. Pedersen               42      Senior Vice President - Leasing Group, Director of TEM
Ernest J. Furtado                46      Senior Vice  President , CFO and Secretary of TGH, TEM, TL, TCC and TFS,
                                         Director of TEM, TCC and TFS
Gregory W. Coan                  38      Vice President and Chief Information Officer of TEM
Wolfgang Geyer                   48      Regional Vice President - Europe
Mak Wing Sing                    44      Regional Vice President - South Asia
Masanori Sagara                  46      Regional Vice President - North Asia
Stefan Mackula                   49      Vice President -  Equipment Resale
Anthony C. Sowry                 49      Vice President - Corporate Operations and Acquisitions
Richard G. Murphy                49      Vice President - Risk Management
Janet S. Ruggero                 53      Vice President - Administration and Marketing Services
Jens W. Palludan                 51      Regional Vice President - Americas and Logistics
Isam K. Kabbani                  67      Director of TGH and TL
James A. C. Owens                62      Director of TGH and TL
S. Arthur Morris                 68      Director of TGH, TEM and TL
Dudley R. Cottingham             50      Assistant Secretary, Vice President and Director of TGH, TEM and TL
Nadine Forsman                   34      Controller of TCC and TFS

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

     Alex M. Brown is a director of TGH, TEM, TL, TCC and TFS. Additionally, he is a member of the Equipment Investment Committee and the Investment Advisory Committee (see "Committees", below). Among other directorships, Mr. Brown is a director of Trencor Ltd. (1996 to present). Mr. Brown became affiliated with the Textainer Group in April 1986. From 1987 until 1993, he was President and Chief Executive Officer of Textainer, Inc. and the Chairman of the Textainer Group. Mr. Brown was the managing director of Cross County Leasing in England from 1984 until it was acquired by Textainer in 1986. From 1993 to 1997, Mr. Brown was Chief Executive Officer of AAF, a company affiliated with Trencor Ltd. Mr. Brown was also Chairman of WACO International Corporation, based in Cleveland, Ohio until 1997.

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

     Gregory W. Coan is Vice President and Chief Information Officer of TEM. In this capacity, Mr. Coan is responsible for the worldwide information systems of Textainer and serves on the Credit Committee (see "Committees", below). Prior to these positions, Mr. Coan was the Director of Communications and Network Services from 1995 to 1999, where he was responsible for Textainer's network and hardware infrastructure. Mr. Coan holds a Bachelor of Arts degree in political science from the University of California at Berkeley and an M.B.A. with an emphasis in telecommunications from Golden Gate University.

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

     Richard G. Murphy is Vice President - Risk Management, responsible for all credit and risk management functions. He also supervises the administrative aspects of equipment acquisitions. He is a member of and acts as secretary to the Equipment Investment and Credit Committees (see "Committees", below). He previously served as TEM's Director of Credit and Risk Management from 1989 to 1991 and as Controller from 1988 to 1989. Prior to the takeover of the management of the Interocean Leasing Ltd. fleet by TEM in 1988, Mr. Murphy held various positions in the accounting and financial areas with that company from 1980, acting as Chief Financial Officer from 1984 to 1988. Prior to 1980, he held various positions with firms of public accountants in the U.K. Mr. Murphy is an Associate of the Institute of Chartered Accountants in England and Wales and holds a Bachelor of Commerce degree from the National University of Ireland.

     Janet S. Ruggero is Vice President - Administration and Marketing Services. Ms. Ruggero is responsible for the tracking and billing of fleets under TEM management, including direct responsibility for ensuring that all data is input in an accurate and timely fashion. She assists the marketing and operations departments by providing statistical reports and analyses and serves on the Credit Committee (see "Committees", below). Prior to joining Textainer in 1986, Ms. Ruggero held various positions with Gelco CTI over the course of 15 years, the last one as Director of Marketing and Administration for the North American Regional office in New York City. She has a B.A. in education from Cumberland College.

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

     Credit Committee. The Credit Committee establishes credit limits for every lessee and potential lessee of equipment and periodically reviews these limits. In setting such limits, the Credit Committee considers such factors as customer trade routes, country, political risk, operational history, credit references, credit agency analyses, financial statements, and other information. The members of the Credit Committee are John A. Maccarone (Chairman), Richard G. Murphy (Secretary), Janet S. Ruggero, Anthony C. Sowry, Philip K. Brewer, Ernest J. Furtado, Robert D. Pedersen and Gregory W. Coan.

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

(b)       Security Ownership of Management.

          As of January 1, 2002:
                                                         Number
                    Name of Beneficial Owner            Of Units     % All Units
                    ------------------------            --------     -----------
                    James E. Hoelter                      2,500         0.17%
                    John A. Maccarone                     1,915         0.13%
                                                          -----         -----

                    Officers and Management as a Group    4,415         0.30%
                                                          =====         -----

(c)       Changes in Control.

          Inapplicable.

ITEM 201 (d) Securities under Equity Compensation Plans.

          Inapplicable.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                             (Amounts in thousands)

         (a) Transactions with Management and Others.

          At December 31, 2001 and 2000, due from affiliates, net, is comprised of:

                                                          2001              2000
                                                          ----              ----
                  Due from affiliates:
                     Due from TEM......................    $55              $156
                                                            --               ---

                  Due to affiliates:
                     Due to TCC........................      6                 4
                     Due to TFS........................      8                26
                                                            --               ---
                                                            14                30
                                                            --               ---

                  Due from affiliates, net                 $41              $126
                                                            ==               ===

          These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and remittance of expenses, fees, and distributions and in the accrual and remittance of net rental revenues and container sales proceeds from TEM.


          In addition, the Registrant paid or will pay the following amounts to the General Partners:

         Management fees in connection with the operations of the Registrant:

                                                             2001              2000             1999
                                                             ----              ----             ----
               TEM.....................................      $134              $221             $259
               TFS.....................................       (52)               97              142
                                                              ---               ---              ---
               Total...................................      $ 82              $318             $401
                                                              ===               ===              ===



         Reimbursement for administrative costs in connection with the operations of the Registrant:

                                                             2001              2000             1999
                                                             ----              ----             ----

               TEM.....................................      $ 89              $121             $147
               TFS.....................................        13                17               18
                                                              ---               ---              ---
               Total...................................      $102              $138             $165
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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)       1. Audited financial statements of the Registrant for the year ended
             December 31, 2001 are contained in Item 8 of this Report.

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

             (ii) The Registrant's limited partnership  agreement,  Exhibit A to the Prospectus.

(b) During the year ended 2001, no reports on Form 8-K have been filed by the Registrant.

             Independent Auditors' Report on Supplementary Schedule
             ------------------------------------------------------


The Partners
TCC Equipment Income Fund:

Under the date of February 11, 2002, we reported on the balance sheets of TCC Equipment Income Fund (the Partnership) as of December 31, 2001 and 2000, and the related statements of earnings, partners' capital and cash flows for each of the years in the three-year period ended December 31, 2001, which are included in the 2001 annual report on Form 10-K. In connection with our audit of the aforementioned financial statements, we also audited the related financial statement schedule as listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                  /s/ KPMG LLP






San Francisco, California
February 11, 2002


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Schedule II - Valuation and Qualifying Accounts

(Amounts in thousands)
--------------------------------------------------------------------------------------------------------------------

                                                                Charged                                      Balance
                                                 Balance at     to Costs       Charged                        at End
                                                 Beginning        And          to Other                        of
                                                 of Period      Expenses       Accounts      Deduction       Period
                                                 ---------     ---------       --------      ---------      --------
For the year ended December 31, 2001:

Allowance for
  doubtful accounts                                   $103         $ (8)        $    -         $ (39)          $ 56
                                                       ---          ---            ---           ---            ---

Recovery cost reserve                                 $ 38         $ 15         $    -         $ (17)          $ 36
                                                       ---          ---            ---           ---            ---
Damage protection
  plan reserve                                        $ 64         $ 62         $    -         $ (86)          $ 40
                                                       ---          ---            ---           ---            ---
For the year ended December 31, 2000:

Allowance for
  doubtful accounts                                   $178         $(22)        $    -         $ (53)          $103
                                                       ---          ---            ---           ---            ---

Recovery cost reserve                                 $ 33         $ 23         $    -         $ (18)          $ 38
                                                       ---          ---            ---           ---            ---

Damage protection
  plan reserve                                        $105         $ 62         $    -         $(103)          $ 64
                                                       ---          ---            ---           ---            ---
For the year ended December 31, 1999:

Allowance for
  doubtful accounts                                   $134         $ 51         $    -         $  (7)          $178
                                                       ---          ---            ---           ---            ---

Recovery cost reserve                                 $ 22         $ 31         $    -         $ (20)          $ 33
                                                       ---          ---            ---           ---            ---
Damage protection
  plan reserve                                        $ 83         $149         $    -         $(127)          $105
                                                       ---          ---            ---           ---            ---


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

                                   TCC EQUIPMENT INCOME FUND
                                   A California Limited Partnership

                                   By Textainer Financial Services Corporation
                                   The Managing General Partner

                                   By
                                     ___________________________________________
                                     Ernest J. Furtado
                                     Senior Vice President

Date:  March 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the managing general partner of the Registrant, in the capacities and on the dates indicated:

Signature                                        Title                                        Date



___________________________________              Senior Vice President, CFO                   March 28, 2002
Ernest J. Furtado                                (Principal Financial and
                                                 Accounting Officer),
                                                 Secretary and Director





___________________________________              President (Principal Executive               March 28, 2002
John A. Maccarone                                Officer), and Director




___________________________________              Chairman of the Board and Director           March 28, 2002
Neil I. Jowell




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

                                   TCC EQUIPMENT INCOME FUND
                                   A California Limited Partnership

                                   By Textainer Financial Services Corporation
                                   The Managing General Partner

                                   By /s/Ernest J. Furtado
                                      ________________________________________
                                      Ernest J. Furtado
                                      Senior Vice President

Date:  March 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the managing general partner of the Registrant, in the capacities and on the dates indicated:

Signature                                        Title                                        Date


/s/ Ernest J. Furtado
_________________________________                Senior Vice President, CFO                   March 28, 2002
Ernest J. Furtado                                (Principal Financial and
                                                 Accounting Officer),
                                                 Secretary and Director


/s/ John A. Maccarone
_________________________________                President (Principal Executive               March 28, 2002
John A. Maccarone                                Officer), and Director



/s/ Neil I. Jowell
_________________________________                Chairman of the Board and Director           March 28, 2002
Neil I. Jowell
