Form 10-Q
period 2002-03-31
TCC EQUIPMENT INCOME FUND
filed 2002-05-09
CIK 820083

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


May 9, 2002


Securities and Exchange Commission
Washington, DC  20549

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of TCC Equipment Income Fund (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the First Quarter ended March 31, 2002.

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


                  For the quarterly period ended March 31, 2002


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

Quarterly Report on Form 10-Q for the
Quarter Ended March 31, 2002

Table of Contents
----------------------------------------------------------------------------------------------------------



                                                                                                      Page

Item 1.   Financial Statements

          Balance Sheets - March 31, 2002
          and December 31, 2001 (unaudited).......................................................       3



          Statements of Operations for the three months
          ended March 31, 2002 and 2001 (unaudited)...............................................       4



          Statements of Partners' Capital for the three months
          ended March 31, 2002 and 2001 (unaudited)...............................................       5



          Statements of Cash Flows for the three months
          ended March 31, 2002 and 2001 (unaudited)...............................................       6



          Notes to Financial Statements (unaudited)...............................................       8



Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...............................................................      14


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Balance Sheets

March 31, 2002 and December 31, 2001
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------------------------------

                                                                              2002              2001
                                                                         -------------      ------------
Assets
Container rental equipment, net of accumulated
   depreciation of  $6,475 (2001: $6,773) (note 5)                       $      6,867       $     7,274
Cash                                                                              488               533
Net investment in direct finance leases (note 4)                                   24                26
Accounts receivable, net of allowance for doubtful
   accounts of $62 (2001: $56)                                                    340               405
Due from affiliates, net (note 2)                                                  27                41
Prepaid expenses                                                                    3                 4
                                                                         -------------      ------------

                                                                         $      7,749       $     8,283
                                                                         =============      ============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                      $        126       $       122
   Accrued liabilities                                                             15                21
   Accrued recovery costs                                                          19                36
   Accrued damage protection plan costs                                            39                40
   Deferred damage protection plan revenue                                         20                21
                                                                         -------------      ------------

       Total liabilities                                                          219               240
                                                                         -------------      ------------

Partners' capital:
   General partners                                                                 -                 -
   Limited partners                                                             7,530             8,043
                                                                         -------------      ------------

       Total partners' capital                                                  7,530             8,043
                                                                         -------------      ------------


                                                                         $      7,749       $     8,283
                                                                         =============      ============


See accompanying notes to financial statements




TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Operations

For the three months ended March 31, 2002 and 2001
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
-------------------------------------------------------------------------------------------------------------

                                                                           2002                    2001
                                                                      ---------------         ---------------
Rental income                                                         $          404          $          608
                                                                      ---------------         ---------------

Costs and expenses:
   Direct container expenses                                                     127                     176
   Bad debt expense (benefit)                                                      7                      (2)
   Depreciation (note 5)                                                         211                     235
   Professional fees                                                              10                       9
   Management fees to affiliates (note 2)                                         39                     (65)
   General and administrative costs to affiliates (note 2)                        23                      30
   Other general and administrative costs                                         18                      12
   Loss on sale of containers                                                     27                       1
                                                                      ---------------         ---------------

                                                                                 462                     396
                                                                      ---------------         ---------------

   (Loss) income from operations                                                 (58)                    212
                                                                      ---------------         ---------------

Other income:
   Interest income                                                                 2                       7
                                                                      ---------------         ---------------

                                                                                   2                       7
                                                                      ---------------         ---------------

    Net (loss) earnings                                               $          (56)         $          219
                                                                      ===============         ===============

Allocation of net (loss) earnings (note 2):
   General partners                                                   $            6          $            9
   Limited partners                                                              (62)                    210
                                                                      ---------------         ---------------

                                                                      $          (56)         $          219
                                                                      ===============         ===============
Limited partners' per unit share
   of net (loss) earnings                                             $        (0.04)         $         0.14
                                                                      ===============         ===============

Limited partners' per unit share
   of distributions                                                   $         0.30          $         0.48
                                                                      ===============         ===============

Weighted average number of limited
   partnership units outstanding                                           1,428,963               1,454,813
                                                                      ===============         ===============



See accompanying notes to financial statements


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Partners' Capital

For the three months ended March 31, 2002 and 2001
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------------

                                                                           Partners' Capital
                                                        --------------------------------------------------------

                                                           General              Limited               Total
                                                        -------------      ----------------      ---------------
Balances at January 1, 2001                             $          -       $         9,991       $        9,991

Distributions                                                     (9)                 (692)                (701)

Redemptions (note 6)                                               -                    (7)                  (7)

Net earnings                                                       9                   210                  219
                                                        -------------      ----------------      ---------------

Balances at March 31, 2001                              $          -       $         9,502       $        9,502
                                                        =============      ================      ===============

Balances at January 1, 2002                             $          -       $         8,043       $        8,043

Distributions                                                     (6)                 (430)                (436)

Redemptions (note 6)                                               -                   (21)                 (21)

Net loss                                                           6                   (62)                 (56)
                                                        -------------      ----------------      ---------------

Balances at March 31, 2002                              $          -       $         7,530       $        7,530
                                                        =============      ================      ===============





See accompanying notes to financial statements



TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Cash Flows

For the three months ended March 31, 2002 and 2001
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------------------------------------------

                                                                                         2002               2001
                                                                                     ------------       ------------
Cash flows from operating activities:
     Net (loss) earnings                                                             $       (56)       $       219
     Adjustments to reconcile net (loss) earnings to
       net cash provided by operating activities:
        Depreciation (note 5)                                                                211                235
        Increase (decrease) in allowance for doubtful accounts                                 6                (34)
        Loss on sale of containers                                                            27                  1
        (Increase) decrease in assets:
           Net investment in direct finance leases                                             5                  5
           Accounts receivable                                                                59                 56
           Due from affiliates, net                                                           14                (89)
           Prepaid expenses                                                                    1                  1
        Increase (decrease) in liabilities:
           Accounts payable and accrued liabilities                                           (2)                (7)
           Accrued recovery costs                                                            (17)                 2
           Damage protection plan costs                                                       (1)                (6)
           Deferred damage protection plan revenue                                            (1)                 -
           Warranty claims                                                                     -                 (5)
                                                                                     ------------       ------------

                Net cash provided by operating activities                                    246                378
                                                                                     ------------       ------------

Cash flows from investing activities:
     Proceeds from sale of containers                                                        166                138
                                                                                     ------------       ------------

                Net cash provided by investing activities                                    166                138
                                                                                     ------------       ------------

Cash flows from financing activities:
     Redemptions of limited partnership units                                                (21)                (7)
     Distributions to partners                                                              (436)              (701)
                                                                                     ------------       ------------

                Net cash used in financing activities                                       (457)              (708)
                                                                                     ------------       ------------

Net decrease in cash                                                                         (45)              (192)

Cash at beginning of period                                                                  533                713
                                                                                     ------------       ------------

Cash at end of period                                                                $       488        $       521
                                                                                     ============       ============



See accompanying notes to financial statements


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements Of Cash Flows--Continued

For the three months ended March 31, 2002 and 2001
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of distributions to partners and proceeds from sale of containers which had not been paid or received as of March
31, 2002 and 2001, and December 31, 2001 and 2000, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the three-month periods ended March
31, 2002 and 2001.

                                                                Mar. 31      Dec. 31        Mar. 31       Dec. 31
                                                                 2002          2001          2001          2000
                                                              ----------    ----------    ----------    ----------
Distributions to partners included in:
     Due to affiliates..............................             $  2          $  2           $ 3           $ 3

Proceeds from sale of containers included in:
     Due from affiliates............................              110           110            83            84

The following table summarizes the amounts of distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the three-month periods ended March 31, 2002 and 2001.

                                                                                             2002          2001
                                                                                             ----          ----

Distributions to partners declared..............................................             $436          $701
Distributions to partners paid..................................................              436           701
..
Proceeds from sale of containers recorded.......................................              166           137
Proceeds from sale of containers received.......................................              166           138

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to net investment in direct finance leases. The carrying value of containers transferred during the three-month period ended March 31, 2002 was $3. There were no such transfers during the three-month period ended March 31, 2001.


See accompanying notes to financial statements

TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Notes To Financial Statements

For the three months ended March 31, 2002 and 2001
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

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

     The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 2002 and December 31, 2001 and the results of its operations, changes in partners' capital and cash flows for the three-month periods ended March 31, 2002 and 2001, have been made.

     The financial information presented herein should be read in conjunction with the audited financial statements and other accompanying notes included in the Partnership's annual audited financial statements as of and for the year ended December 31, 2001, in the Annual Report filed on Form 10-K.

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

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," and elements of Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions."

     SFAS No. 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The Partnership adopted this Statement on January 1, 2002 and there was no material impact on the Partnership's financial condition, operating results or cash flow.

     Certain reclassifications, not affecting net earnings, have been made to prior year amounts in order to conform to the 2002 financial statement presentation.

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

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $11 and $16 of incentive management fees during the three month periods ended March 31, 2002 and 2001, respectively. Additionally, during the three-month period ended March 31, 2001, the Partnership recorded an adjustment of $121 to reduce incentive management fees for overpayments made during 1999 and 2000. There were no equipment liquidation fees incurred during the three-month periods ended March 31, 2002 and 2001.

     The Partnership's containers are managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at March 31, 2002 and December 31, 2001.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $28 and $40 for the three-month periods ended March 31, 2002 and 2001, respectively.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TEM and TFS. Total general and administrative costs allocated to the Partnership during the three-month periods ended March 31, 2002 and 2001 were as follows:

                                               2002       2001
                                               ----       ----

          Salaries                              $13        $17
          Other                                  10         13
                                                 --         --
            Total general and
               administrative costs             $23        $30
                                                 ==         ==

     TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership during the three-month periods ended March 31, 2002 and 2001:

                                               2002      2001
                                               ----      ----

          TEM                                   $20       $26
          TFS                                     3         4
                                                 --        --
            Total general and
               administrative costs             $23       $30
                                                 ==        ==




     At March 31, 2002 and December 31, 2001, due from affiliates, net is comprised of:

                                                               2002         2001
                                                               ----         ----
           Due from affiliates:
                    Due from TEM.........................       $40          $55
                                                                 --           --

           Due to affiliates:
                    Due to TCC...........................         2            6
                    Due to TFS...........................        11            8
                                                                 --           --
                                                                 13           14
                                                                 --           --
               Due from affiliates, net                         $27          $41
                                                                 ==           ==

     These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and remittance of expenses, fees and distributions described above and in the accrual and remittance of net rental revenues and container sales proceeds from TEM.

Note 3.  Lease Rental Income

     Leasing income arises principally from the renting of containers to various international shipping lines. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for terms of five years or less. The following is the lease mix of the on-lease containers (in units) at March 31, 2002 and 2001:

                                                           2002             2001
                                                           ----             ----

              On-lease under master leases                1,896            2,612
              On-lease under long-term leases               761            1,039
                                                          -----            -----

                 Total on-lease containers                2,657            3,651
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

     The remaining containers are off-lease and are being stored primarily at a large number of storage depots. At March 31, 2002, the Partnership's off-lease containers were located in the following locations:

              America                                 458
              Europe                                  303
              Asia                                    794
                                                    -----

                 Total off-lease containers         1,555
                                                    =====

     At March 31, 2002 approximately 13% of the Partnership's off-lease containers had been specifically identified as for sale.

Note 4.   Direct Finance Leases

     The Partnership has leased containers under direct finance leases with terms ranging from two to five years. The components of the net investment in direct finance leases at March 31, 2002 and December 31, 2001 are as follows:

                                                                  2002     2001
                                                                  ----     ----

           Future minimum lease payments receivable.........       $27      $29
           Residual value...................................         1        -
           Less:  unearned income...........................        (4)      (3)
                                                                    --       --

            Net investment in direct finance leases.........       $24      $26
                                                                    ==       ==

     The following is a schedule by year of minimum lease payments receivable under the direct finance leases at March 31, 2002:

                Year ending March 31:

                2003...............................................         $16
                2004...............................................           9
                2005...............................................           2
                                                                             --

                Total minimum lease payments receivable............         $27
                                                                             ==

     Rental income for the three-month periods ended March 31, 2002 and 2001 includes $2 and $1 respectively, of income from direct finance leases.

Note 5. Container Rental Equipment Write-Down

     New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001 and have remained low during the first quarter of 2002. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at March 31, 2002 and 2001 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell. During the three-month periods ended March 31, 2002 and 2001, the Partnership recorded additional depreciation expense of $54 and $10, respectively, on 107 and 32 containers identified as for sale and requiring a reserve. At March 31, 2002 and 2001, the net book value of the 203 and 112 containers identified for sale was $230 and $132, respectively.

     The Partnership sold 73 previously written down containers for a loss of $5 during the three-month period ended March 31, 2002 and sold 21 previously written down containers for a loss of $1 during the same period in 2001. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs.

     The Partnership also sold containers that had not been written down and recorded losses of $22 and $0 during the three-month periods ended March 31, 2002, and 2001, respectively.

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

Note 6.   Redemptions

     The following redemptions were consummated by the Partnership during the three-month periods ended March 31, 2002 and 2001:


                                                              Units              Average
                                                             Redeemed        Redemption Price           Amount Paid
                                                             --------       ------------------          ------------
       Total Partnership redemptions as of
         December 31, 2000........................            18,575               $7.56                    $140

       Quarter ended:
         March 31, 2001...........................             1,166               $6.03                       7
                                                              ------                                         ---

       Total Partnership redemptions as of
         March 31, 2001...........................            19,741               $7.48                    $147
                                                              ======                                         ===


       Total Partnership redemptions as of
         December 31, 2001........................            40,966               $6.36                    $260

       Quarter ended:
         March 31, 2002...........................             4,625               $4.64                      21
                                                              ------                                         ---

       Total Partnership redemptions as of
         March 31, 2002...........................            45,591               $6.16                    $281
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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three-month periods ended March 31, 2002, and 2001. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

During the three-month period ended March 31, 2002, the Partnership declared cash distributions to limited partners pertaining to the fourth quarter of 2001 in the amount of $430, which represented $0.30 per unit. On a cash basis, after paying redemptions, $219 of total distributions was from operations and the balance was a return of capital. On a financial statement basis, all of these distributions were a return of capital.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the three-month period ended March 31, 2002, the Partnership redeemed 4,625 units for a total dollar amount of $21. The Partnership used cash flow from operations to pay for the redeemed units.

Net cash provided by operating activities for the three-month periods ended March 31, 2002 and 2001, was $246 and $378, respectively. The decrease of $132, or 35% was primarily attributable to the decrease in net earnings, adjusted for non-cash transactions, offset by fluctuations in due from affiliates, net. Net earnings, adjusted for non-cash transactions, decreased primarily due to the decrease in rental income and the increase in management fees to affiliates. These items are discussed more fully under "Results of Operations". The fluctuations in due from affiliates, net resulted from timing differences in the payment of expenses, fees, and distributions and the remittance of net rental revenues and container sales proceeds, as well as in fluctuations in these amounts.

For the three-month periods ended March 31, 2002 and 2001, net cash provided by investing activities (the sale of containers) was $166 and $138, respectively. The increase of $28 was primarily due to the Partnership selling more containers during the three-month period ended March 31, 2002, compared to the equivalent period in 2001. Although the Partnership sold more containers in the three-month period ended March 31, 2002, the sales price received on container sales decreased. Some of the containers sold were located in low demand locations, and these sales were driven not only by the liquidation plans discussed above, but also by adverse market conditions in these locations. The sale of containers in these locations, the decline in the value of used containers and the related market conditions are discussed more fully under "Results of Operations".

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

Results of Operations

The Partnership's income from operations, which consists primarily of rental income less costs and expenses (including container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses) was directly related to the size of the container fleet during the three-month periods ended March 31, 2002 and 2001, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:


                                                            2002            2001
                                                            ----            ----

               Beginning container fleet...............    4,416           5,119
               Ending container fleet..................    4,212           4,986
               Average container fleet.................    4,314           5,053

The average container fleet decreased 15% from the three-month period ended March 31, 2001 to the comparable period in 2002, primarily due to the continuing sale of containers (i) that had reached the end of their useful lives or (ii) that an analysis had indicated that their sale was otherwise warranted. Included in this second group were containers located in low demand locations. The Partnership expects that the size of its container fleet will further decline as additional containers are sold for these reasons and as the Partnership continues its liquidation plans. The decline in the container fleet has contributed to an overall decline in rental income from the three-month periods ended March 31, 2001 to the equivalent period in 2002. This decline is expected to continue in future years, as the size of the Partnership's container fleet continues to decrease.

Rental income and direct container expenses are also affected by the average utilization of the container fleet, which was 60% and 74% on average during the three-month periods ended March 31, 2002 and 2001, respectively. The remaining container fleet is off-lease and is being stored primarily at a large number of storage depots. At March 31, 2002, the Partnership's off-lease containers (in units) were located in the following locations:

        America                                458
        Europe                                 303
        Asia                                   794
                                             -----
        Total off-lease containers           1,555
                                             =====

At March 31, 2002 approximately 13% of the Partnership's off-lease containers had been specifically identified as for sale.

In addition to utilization, rental income is affected by daily rental rates. The average daily rental rate decreased 7% between the periods.

The following is a comparative analysis of the results of operations for the three-month periods ended March 31, 2002 and 2001.

The Partnership's (loss) income from operations for the three-month periods ending March 31, 2002 and 2001 was ($58) and $212, respectively, on rental income of $404 and $608, respectively. The decrease in rental income of $204, or 34%, from the three-month period ended March 31, 2001 to the comparable period in 2002 was attributable to decreases in income from container rentals and other rental income, which is discussed below. Income from container rentals, the major component of total revenue, decreased $190, or 36%, primarily due to decreases in the average on-hire utilization of 19%, the average container fleet of 15%, and rental rates of 7% between the periods. The majority of the Partnership's rental income was generated from the leasing of the Partnership's containers under master operating leases.

In the fourth quarter of 2000, utilization began to decline and continued to decline during 2001 and the beginning of 2002. This decline was due to lower overall demand by shipping lines for leased containers, which is primarily a result of the worldwide economic slowdown. Two other factors are currently reducing the demand for leased containers. Shipping lines have added larger vessels to their fleets, which combined with lower cargo volume growth, has made it easier for them to use otherwise empty vessel space to reposition their own containers back to high demand locations. Additionally, in anticipation of the delivery of these new, larger vessels, many shipping lines placed large orders for new containers in 2000 and 2001, thus temporarily reducing their need to lease containers. These orders for additional containers are part of a general increase in vessel capacity for the shipping lines. This increase in vessel capacity amounted to 12% in 2001. An additional increase in vessel capacity of approximately 12% is expected in 2002, because the shipping lines placed orders for additional ships before recognizing the slowdown in world trade. To the extent that this increased vessel capacity remains underutilized, shipping lines may seek to cut costs in order to sustain profits or reduce losses, which may put further downward pressure on demand for containers.

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

Nevertheless, the Partnership continues to sell (rather than reposition) some containers located in low demand locations. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. The majority of the containers sold are older containers, as the expected economic benefit of continuing to own these containers is significantly less than that of newer containers. This is due to their shorter remaining marine life, the cost to reposition them and the shipping lines' preference for leasing newer containers when they have a choice.

Once the decision had been made to sell containers, whether in low demand locations or elsewhere, the Partnership wrote down the value of these specifically identified containers when the carrying value was greater than the container's estimated fair value, which was based on recent sales prices less cost of sales. Due to declines in container sales prices, the actual sales prices received on some containers were lower than the estimates used for the write-down, resulting in the Partnership incurring losses upon the sale of some of these containers. Until market conditions improve, the Partnership may incur further write-downs and/or losses on the sale of such containers. Should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to increase its depreciation rate or write-down the value of some or all of its container rental equipment.

Primarily as a result of the decline in demand for leased containers discussed above and the decline in new container purchase prices, rental rates have declined during these periods.

Beginning in March 2002, there was some improvement in utilization. This improvement was primarily due to (i) improving economies in the United States and Europe and (ii) container shortages in Asia among shipping lines. However, the General Partners do not know how long this improvement will continue and caution that demand for leased containers could decline again and result in further declines in utilization, lease rates and container sale prices, adversely affecting the Partnership's operating results.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the three-month period ended March 31, 2002, other rental income was $60, a decrease of $14 from the equivalent period in 2001. The decrease in other rental income was primarily due to the decrease in DPP income of $10, which declined primarily due to the decrease in the number of containers covered under DPP.

Direct container expenses decreased $49, or 28%, from the three-month period ended March 31, 2001 to the equivalent period in 2002, primarily due to the decline in the average fleet size, and further declines in repositioning and DPP expenses of $44 and $7, respectively. The decrease was partially offset by an increase in storage expense of $15. Repositioning expense decreased primarily due to a lower average repositioning cost per container. DPP expense declined primarily due to the decrease in the number of containers covered under DPP. Storage expense increased, despite the decrease in average fleet size, primarily due to the decrease in average utilization noted above.

Bad debt expense (benefit) was $7 and ($2) for the three-month periods ended March 31, 2002 and 2001, respectively. Fluctuations in bad debt expense/benefit reflect the required adjustment to the bad debt reserve and are based on management's then current estimates of the portion of accounts receivable that may not be collected, and which will not be covered by insurance. These estimates are based primarily on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. The expense recorded during the three-month period ended March 31, 2002 reflects a higher reserve requirement from December 31, 2001. The benefit recorded during the comparable period in 2001 reflects a lower reserve requirement from December 31, 2000.

Depreciation expense decreased $24, or 10%, from the three-month period ended March 31, 2001 to the equivalent period in 2002. The decrease was primarily due to the decline in the average fleet size noted above, offset by the fluctuation in the container write-down, as discussed below.

New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001 and have remained low during the first quarter of 2002. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at March 31, 2002 and 2001 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell. During the three-month periods ended March 31, 2002 and 2001, the Partnership recorded additional depreciation expense of $54 and $10, respectively, on 107 and 32 containers identified as for sale and requiring a reserve. At March 31, 2002 and 2001, the net book value of the 203 and 112 containers identified as for sale was $230 and $132, respectively.

The Partnership sold 73 previously written down containers for a loss of $5 during the three-month period ended March 31, 2002 and sold 21 previously written down containers for a loss of $1 during the same period in 2001. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs.

The Partnership also sold containers that had not been written down and recorded losses of $22 and $0 during the three-month periods ended March 31, 2002, and 2001, respectively.

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

Management fees to affiliates increased $104, or 160%, from the three-month period ended March 31, 2001 to the same period in 2002 due to an increase in incentive management fees offset by a decrease in equipment management fees.
Incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations and partners' capital, increased $116. This fluctuation was primarily due to an adjustment of $121 recorded in the three-month period ended March 31, 2001 to reduce incentive management fees for overpayments made during 1999 and 2000. Equipment management fees decreased $12 due to the decrease in rental income, upon which equipment management fees are primarily based. These fees were approximately 7% of rental income for both periods.

General and administrative costs to affiliates decreased $7, or 23%, from the three-month period ended March 31, 2001 to the same period in 2002. The decrease was primarily due to the decrease in overhead costs allocated from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

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

Loss on sale of containers increased $26 from the three-month period ended March 31, 2001 to the comparable period in 2002. The increase in loss on sale of containers was primarily due to the Partnership selling more containers at a lower average sales price during the three-month period ended March 31, 2002 than in the same period in 2001.

Net (loss)/earnings per limited partnership unit fluctuated from earnings of $0.14 during the three-month period ended March 31, 2001 to a loss of $0.04 during the equivalent period in 2002, reflecting the fluctuation in net
(loss)/earnings allocated to limited partners from earnings of $210 to a loss of $62. The allocation of net earnings(loss) for the three-month periods ended
March 31, 2002 and 2001 included a special allocation of gross income to the General Partners of $7 and $6, respectively, in accordance with the Partnership Agreement.

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

Accounting Pronouncement

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," and elements of Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions."

SFAS No. 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The Partnership adopted this Statement on January 1, 2002 and there was no material impact on the Partnership's financial condition, operating results or cash flow.

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


                                   TCC EQUIPMENT INCOME FUND
                                   A California Limited Partnership

                                   By Textainer Financial Services Corporation
                                   The Managing General Partner



                                   By _____________________________________
                                      Ernest J. Furtado
                                      Senior Vice President


Date:  May 9, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________________         Senior Vice President,                         May 9, 2002
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________________         President (Principal Executive                 May 9, 2002
John A. Maccarone                        Officer)




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


                                   TCC EQUIPMENT INCOME FUND
                                   A California Limited Partnership

                                   By Textainer Financial Services Corporation
                                   The Managing General Partner



                                   By /s/Ernest J. Furtado
                                      ____________________________________
                                      Ernest J. Furtado
                                      Senior Vice President


Date:  May 9, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date



/s/Ernest J. Furtado
_______________________________          Senior Vice President,                         May 9, 2002
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary



/s/John A. Maccarone
_______________________________          President (Principal Executive                 May 9, 2002
John A. Maccarone                        Officer)
