Form 10-Q
period 2002-06-30
TCC EQUIPMENT INCOME FUND
filed 2002-08-08
CIK 820083

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


August 8, 2002


Securities and Exchange Commission
Washington, DC  20549

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of TCC Equipment Income Fund (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the Second Quarter ended June 30, 2002.

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


                  For the quarterly period ended June 30, 2002


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

Quarterly Report on Form 10-Q for the
Quarter Ended June 30, 2002

Table of Contents
----------------------------------------------------------------------------------------------------------



                                                                                                      Page

Item 1.   Financial Statements

          Balance Sheets - June 30, 2002
          and December 31, 2001 (unaudited)...................................................           3



          Statements of Operations for the three and six months
          ended June 30, 2002 and 2001 (unaudited)............................................           4



          Statements of Partners' Capital for the six months
          ended June 30, 2002 and 2001 (unaudited)............................................           5



          Statements of Cash Flows for the six months
          ended June 30, 2002 and 2001 (unaudited)............................................           6



          Notes to Financial Statements (unaudited)...........................................           8



Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................................          15



TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Balance Sheets

June 30, 2002 and December 31, 2001
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------------------------------


                                                                             2002               2001
                                                                         -------------      ------------
Assets
Container rental equipment, net of accumulated
   depreciation of  $6,287, (2001:  $6,773) (note 5)                     $      6,575       $     7,274
Cash                                                                              413               533
Net investment in direct finance leases (note 4)                                   20                26
Accounts receivable, net of allowance for doubtful
   accounts of $57, (2001:  $56)                                                  338               405
Due from affiliates, net (note 2)                                                  48                41
Prepaid expenses                                                                    1                 4
                                                                         -------------      ------------

                                                                         $      7,395       $     8,283
                                                                         =============      ============
Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                      $        130       $       122
   Accrued liabilities                                                             18                21
   Accrued recovery costs                                                          19                36
   Accrued damage protection plan costs                                            39                40
   Deferred damage protection plan revenue                                         20                21
                                                                         -------------      ------------

       Total liabilities                                                          226               240
                                                                         -------------      ------------

Partners' capital:
   General partners                                                                 -                 -
   Limited partners                                                             7,169             8,043
                                                                         -------------      ------------

       Total partners' capital                                                  7,169             8,043
                                                                         -------------      ------------


                                                                         $      7,395       $     8,283
                                                                         =============      ============


See accompanying notes to financial statements


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Operations

For the three and six months ended June 30, 2002 and 2001
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
------------------------------------------------------------------------------------------------------------------------------------


                                                             Three months       Three months        Six months          Six months
                                                                 Ended              Ended              Ended               Ended
                                                             June 30, 2002      June 30, 2001      June 30, 2002       June 30, 2001
                                                            --------------     --------------     --------------      --------------
Rental income                                               $         396      $         537      $         800       $       1,144
                                                            --------------     --------------     --------------      --------------

Costs and expenses:
   Direct container expenses                                          152                185                279                 361
   Bad debt (benefit) expense                                          (5)               (14)                 1                 (16)
   Depreciation (note 5)                                              176                234                387                 469
   Professional fees                                                   17                  9                 26                  18
   Management fees to affiliates (note 2)                              33                 57                 72                  (8)
   General and administrative costs to affiliates (note 2)             22                 27                 45                  57
   Other general and administrative costs                              19                 11                 37                  22
   (Gain) loss on sale of containers (note 5)                         (17)                 9                 11                  10
                                                            --------------     --------------     --------------      --------------

                                                                      397                518                858                 913
                                                            --------------     --------------     --------------      --------------

   (Loss) income from operations                                       (1)                19                (58)                231
                                                            --------------     --------------     --------------      --------------

Interest income                                                         2                  5                  3                  12
                                                            --------------     --------------     --------------      --------------


   Net earnings (loss)                                      $           1      $          24      $         (55)      $         243
                                                            ==============     ==============     ==============      ==============

Allocation of net earnings (loss) (note 2):
   General partners                                         $           5      $           7      $          11       $          16
   Limited partners                                                    (4)                17                (66)                227
                                                            --------------     --------------     --------------      --------------

                                                            $           1      $          24      $         (55)      $         243
                                                            ==============     ==============     ==============      ==============
Limited partners' per unit share
   of net earnings (loss)                                   $        0.00      $        0.01      $       (0.05)      $        0.16
                                                            ==============     ==============     ==============       =============

Limited partners' per unit share
   of distributions                                         $        0.25      $        0.32      $        0.55       $        0.80
                                                            ==============     ==============     ==============      ==============

Weighted average number of limited
   partnership units outstanding                                1,428,963          1,454,813          1,428,963           1,454,813
                                                            ==============     ==============     ==============      ==============



See accompanying notes to financial statements


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Partners' Capital

For the six months ended June 30, 2002 and 2001
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------


                                                                        Partners' Capital
                                                       ---------------------------------------------------
                                                          General            Limited             Total
                                                       -------------      -------------      -------------
Balances at January 1, 2001                            $          -       $      9,991       $      9,991

Distributions                                                   (16)            (1,164)            (1,180)

Redemptions (note 6)                                              -                 (7)                (7)

Net earnings                                                     16                227                243
                                                       -------------      -------------      -------------

Balances at June 30, 2001                              $          -       $      9,047       $      9,047
                                                       =============      =============      =============

Balances at January 1, 2002                            $          -       $      8,043       $      8,043

Distributions                                                   (11)              (787)              (798)

Redemptions (note 6)                                              -                (21)               (21)

Net earnings (loss)                                              11                (66)               (55)
                                                       -------------      -------------      -------------

Balances at June 30, 2002                              $          -       $      7,169       $      7,169
                                                       =============      =============      =============



See accompanying notes to financial statements


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Cash Flows

For the six months ended June 30, 2002 and 2001
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------------------------------------------


                                                                                         2002               2001
                                                                                     ------------       ------------
Cash flows from operating activities:
     Net (loss) earnings                                                             $       (55)       $       243
     Adjustments to reconcile net (loss) earnings to
       net cash provided by operating activities:
        Depreciation (note 5)                                                                387                469
        Increase (decrease) in allowance for doubtful accounts                                 1                (44)
        Loss on sale of containers                                                            11                 10
        (Increase) decrease in assets:
           Net investment in direct finance leases                                             8                  8
           Accounts receivable                                                                66                145
           Due from affiliates, net                                                          (28)                48
           Prepaid expenses                                                                    3                  2
        Increase (decrease) in liabilities:
           Accounts payable and accrued liabilities                                            5                (29)
           Accrued recovery costs                                                            (17)                 3
           Damage protection plan costs                                                       (1)               (16)
           Deferred damage protection plan revenue                                            (1)                 -
           Warranty claims                                                                     -                 (5)
                                                                                     ------------       ------------

               Net cash provided by operating activities                                     379                834
                                                                                     ------------       ------------

Cash flows from investing activities:
     Proceeds from sale of containers                                                        321                293
                                                                                     ------------       ------------

               Net cash provided by investing activities                                     321                293
                                                                                     ------------       ------------

Cash flows from financing activities:
     Redemptions of limited partnership units                                                (21)                (7)
     Distributions to partners                                                              (799)            (1,181)
                                                                                     ------------       ------------

               Net cash used in financing activities                                        (820)            (1,188)
                                                                                     ------------       ------------

Net decrease in cash                                                                        (120)               (61)

Cash at beginning of period                                                                  533                713
                                                                                     ------------       ------------

Cash at end of period                                                                $       413        $       652
                                                                                     ============       ============



See accompanying notes to financial statements



TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements Of Cash Flows--Continued

For the six months ended June 30, 2002 and 2001
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of distributions to partners and proceeds from sale of containers which had not been paid or received as of June
30, 2002 and 2001, and December 31, 2001 and 2000, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the six-month periods ended June
30, 2002 and 2001.

                                                               June 30      Dec. 31       June 30      Dec. 31
                                                                2002          2001          2001         2000
                                                             ----------    ----------    ----------   ----------
Distributions to partners included in:
     Due to affiliates..............................             $ 1          $  2           $ 2          $ 3

Proceeds from sale of containers included in:
     Due from affiliates............................              88           110            92           84

The following table summarizes the amounts of distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the six-month periods ended June 30, 2002 and 2001.

                                                                                            2002         2001
                                                                                            ----         ----

Distributions to partners declared................................................          $798       $1,180
Distributions to partners paid....................................................           799        1,181

Proceeds from sale of containers recorded.........................................           299          301
Proceeds from sale of containers received.........................................           321          293


The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to net investment in direct finance leases. The carrying value of containers transferred during the six-month periods ended June 30, 2002 and 2001 was $2 and $5, respectively.


See accompanying notes to financial statements


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Notes To Financial Statements

For the three and six months ended June 30, 2002 and 2001
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

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

     The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 2002 and December 31, 2001 and the results of its operations for the three and six-month periods ended June 30, 2002 and 2001 and changes in partners' capital and cash flows for the six-month periods ended June 30, 2002 and 2001, have been made.

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

     Additionally, the recoverability of the recorded amounts of containers to be held for continued use and identified for sale in the ordinary course of business are evaluated to ensure that containers held for continued use are not impaired and that containers identified for sale are recorded at amounts that do not exceed the estimated fair value of the containers. Containers to be held for continued use are considered impaired and are written down to estimated fair value when the estimated future undiscounted cash flows are less than the recorded values. Containers identified for sale are written down to estimated fair value when the recorded value exceeds the estimated fair value. In determining the estimated future undiscounted cash flows and fair value of containers, assumptions are made regarding future demand and market conditions for leased containers as well as for used containers and the sales prices for used containers. If actual market conditions are less favorable than those projected or if actual sales prices are lower than those estimated by the Partnership, additional write-downs may be required and/or losses may be realized.

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," and elements of Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions."

     SFAS No. 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The Partnership adopted this Statement on January 1, 2002 and there was no material impact on the Partnership's financial condition, operating results or cash flow.

     In April 2002, FASB issued SFAS No. 145, Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds FASB Statement 4, Reporting Gains and Losses of Debt Extinguishments and an amendment of that Statement, FASB No. 64. This Statement also rescinds FASB No. 44, Accounting for Intangible Assets of Motor Carriers. FASB 145 also amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These rescissions and amendment are not anticipated to have a material impact on the financial statements of the Partnership.

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

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $6 and $16 of incentive management fees during the three and six-month periods ended June 30, 2002, respectively, and $19 and $35 during the comparable periods in 2001, respectively. Additionally, during the six-month period ended June 30, 2001, the Partnership recorded an adjustment of $121 to reduce incentive management fees for overpayments made during 1999 and 2000. There were no equipment liquidation fees incurred during the six-month periods ended June 30, 2002 and 2001.

     The Partnership's containers are managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at June 30, 2002 and December 31, 2001.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $27 and $56 for the three and six-month periods ended June 30, 2002, respectively, and $38 and $78, respectively, for the comparable periods in 2001.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TEM and TFS. Total general and administrative costs allocated to the Partnership during the three and six-month periods ended June 30, 2002 and 2001 were as follows:


                                         Three months           Six months
                                        ended June 30,         ended June 30,
                                       ---------------        ---------------
                                       2002       2001        2002       2001
                                       ----       ----        ----       ----

          Salaries                      $14        $15         $29        $33
          Other                           8         12          16         24
                                         --         --          --         --
            Total general and
               administrative costs     $22        $27         $45        $57
                                         ==         ==          ==         ==

     TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership during the three and six-month periods ended June 30, 2002 and 2001:

                                         Three months              Six months
                                        ended June 30,           ended June 30,
                                       ---------------           --------------
                                       2002       2001           2002      2001
                                       ----       ----           ----      ----

         TEM                            $19        $24            $38       $50
         TFS                              3          3              7         7
                                         --         --             --        --
           Total general and
              administrative costs      $22        $27            $45       $57
                                         ==         ==             ==        ==

     At June 30, 2002 and December 31, 2001, due from affiliates, net is comprised of:

                                                            2002           2001
                                                            ----           ----
         Due from affiliates:
                  Due from TEM.......................        $55            $55
                                                              --             --

         Due to affiliates:
                  Due to TCC.........................          -              6
                  Due to TFS.........................          7              8
                                                              --             --
                                                               7             14
                                                              --             --

         Due from affiliates, net                            $48            $41
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


Note 3.   Lease Rental Income

     Leasing income arises principally from the renting of containers to various international shipping lines. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for terms of five years or less. The following is the lease mix of the on-lease containers (in units) at June 30, 2002 and 2001:


                                                          2002             2001
                                                          ----             ----

              On-lease under master leases               2,012            2,273
              On-lease under long-term leases              898              985
                                                         -----            -----

                 Total on-lease containers               2,910            3,258
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

     The remaining containers are off-lease and are located primarily at a large number of storage depots. At June 30, 2002, the Partnership's off-lease containers were in the following locations:

              Americas                                   446
              Europe                                     235
              Asia                                       453
              Other                                       26
                                                       -----

                 Total off-lease containers            1,160
                                                       =====

     At  June  30,  2002  approximately  14%  of  the  Partnership's   off-lease
     containers had been specifically identified as for sale.


Note 4.   Direct Finance Leases

     The Partnership has leased containers under direct finance leases with terms ranging from two to five years. The components of the net investment in direct finance leases at June 30, 2002 and December 31, 2001 are as follows:

                                                               2002        2001
                                                               ----        ----

            Future minimum lease payments receivable........    $22         $29
            Residual value..................................      1           -
            Less:  unearned income..........................     (3)         (3)
                                                                 --          --

            Net investment in direct finance leases.........    $20         $26
                                                                 ==          ==

      The following is a schedule by year of minimum lease payments receivable under the direct finance leases at June 30, 2002:

            Year ending June 30:

            2003...............................................             $14
            2004...............................................               7
            2005...............................................               1
                                                                             --

            Total minimum lease payments receivable............             $22
                                                                             ==

     Rental income for the three and six-month periods ended June 30, 2002 and 2001 includes $0 and $2 and $1 and $3, respectively, of income from direct finance leases.


Note 5. Container Rental Equipment Write-Down

     The Partnership stopped purchasing containers in 1998, but its leasing activities are effected by fluctuations in new container prices. New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001 and have remained low during the first half of 2002. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at June 30, 2002 and 2001 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell. During the six-month periods ended June 30, 2002 and 2001, the Partnership recorded additional depreciation expense of $77 and $30, respectively, on 162 and 95 containers identified as for sale and requiring a reserve. During the three-month periods ended June 30, 2002 and 2001, the Partnership recorded additional depreciation expense of $24 and $19, respectively, on 55 and 63 containers identified as for sale and requiring a reserve. At June 30, 2002 and 2001, the net book value of the 168 and 158 containers identified for sale was $146 and $152, respectively.

     The Partnership sold 160 previously written down containers for a loss of $16 during the six-month period ended June 30, 2002 and sold 52 previously written down containers for a loss of $2 during the same period in 2001. During the three-month period ended June 30, 2002 the Partnership sold 87 of these previously written down containers for a loss of $11 and sold 31 previously written down containers for a loss of $1 during the same period in 2001. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs.

     The Partnership also sold containers that had not been written down and recorded a gain of $5 and loss of $8 during the six-month periods ended June 30, 2002, and 2001, respectively. During the three-month periods ended June 30, 2002 and 2001, the Partnership recorded a gain of $28 and loss of $8, respectively, on the sale of containers that had not been written down.

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

Note 6.   Redemptions

      The following redemptions were consummated by the Partnership during the six-month periods ended June 30, 2002 and 2001:


                                                              Units             Average
                                                            Redeemed        Redemption Price            Amount Paid
                                                            --------        ----------------            -----------
       Total Partnership redemptions as of
         December 31, 2000.......................            18,575               $7.56                    $140

       Six-month period ended
         June 30, 2001...........................             1,166               $6.03                       7
                                                             ------                                         ---

       Total Partnership redemptions as of
         June 30, 2001...........................            19,741               $7.45                    $147
                                                             ======                                         ===
       Total Partnership redemptions as of
         December 31, 2001.......................            40,966               $6.36                    $260

       Six-month period ended
         June 30, 2002...........................             4,625               $4.64                      21
                                                             ------                                         ---
       Total Partnership redemptions as of
         June 30, 2002...........................            45,591               $6.16                    $281
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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three and six-month periods ended June 30, 2002, and 2001. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

The Partnership invests working capital and cash flow from operations and investing activities prior to its distribution to the partners in short-term, liquid investments. Rental income is the Partnership's principal source of liquidity and provides a major source of funds for distributions. Rental income has been adversely affected by current market conditions for leased containers, and these market conditions may continue or worsen. Market conditions are discussed more fully in "Results of Operations." The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

During the six-month period ended June 30, 2002, the Partnership declared cash distributions to limited partners pertaining to the fourth quarter of 2001 and the first quarter of 2002 in the amount of $787, which represented $0.55 per unit. On a cash basis, after paying redemptions, $347 of these distributions was from operating activities and the balance was a return of capital. On a financial statement basis, all of these distributions were a return of capital.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the six-month period ended June 30, 2002, the Partnership redeemed 4,625 units for a total dollar amount of $21. The Partnership used cash flow from operations to pay for the redeemed units.

Net cash provided by operating activities for the six-month periods ended June 30, 2002 and 2001, was $379 and $834, respectively. The decrease of $455, or 55% was primarily attributable to the decrease in net earnings, adjusted for non-cash transactions, and fluctuations in gross accounts receivable and due from affiliates, net. Net earnings, adjusted for non-cash transactions, decreased primarily due to the decrease in rental income and the increase in management fees to affiliates. These items are discussed more fully under "Results of Operations." The decrease of $66 in gross accounts receivable during the six-month period ended June 30, 2002 was primarily due to the decrease in rental income, partially offset by an increase in the average collection period of accounts receivable. The decease of $145 in gross accounts receivable during the same period in 2001 was primarily due to a decrease in rental income and a decline in the average collection period of accounts receivable. The fluctuations in due from affiliates, net resulted from timing differences in the payment of expenses, fees, and distributions and the remittance of net rental revenues and container sales proceeds, as well as in fluctuations in these amounts.

For the six-month periods ended June 30, 2002 and 2001, net cash provided by investing activities (the sale of containers) was $321 and $293, respectively. The increase of $28 was primarily due to the receipt of sale proceeds related to containers sold during 2001. Although the Partnership sold more containers during the six-month period ended June 30, 2002 than in the same period in 2001, the sales price received on container sales decreased. Some of the containers sold were located in low demand locations, and these sales were driven not only by the liquidation plans discussed above, but also by adverse market conditions in these locations. The sale of containers in these locations, the decline in the value of used containers and the related market conditions are discussed more fully under "Results of Operations."

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

Results of Operations

The Partnership's income from operations, which consists primarily of rental income less costs and expenses (including container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses) was directly related to the size of the container fleet during the six-month periods ended June 30, 2002 and 2001, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:


                                                        2002            2001
                                                        ----            ----

           Beginning container fleet...............    4,416           5,119
           Ending container fleet..................    4,070           4,818
           Average container fleet.................    4,243           4,969

The average container fleet decreased 15% from the six-month period ended June 30, 2001 to the comparable period in 2002, primarily due to the continuing sale of containers (i) that had reached the end of their useful lives or (ii) that an analysis had indicated that their sale was otherwise warranted. Included in this second group were containers located in low demand locations. The Partnership expects that the size of its container fleet will further decline as additional containers are sold for these reasons and as the Partnership continues its liquidation plans. The decline in the container fleet has contributed to an overall decline in rental income from the six-month periods ended June 30, 2001 to the equivalent period in 2002. This decline is expected to continue in future years, as the size of the Partnership's container fleet continues to decrease.

Rental income and direct container expenses are also affected by the average utilization of the container fleet, which was 63% and 71% on average during the six-month periods ended June 30, 2002 and 2001, respectively. The remaining container fleet is off-lease and is located primarily at a large number of storage depots. At June 30, 2002, the Partnership's off-lease containers (in units) were in the following locations:

              Americas                                   446
              Europe                                     235
              Asia                                       453
              Other                                       26
                                                       -----

                 Total off-lease containers            1,160
                                                       =====

At June 30, 2002 approximately 14% of the Partnership's off-lease containers had been specifically identified as for sale.

In addition to utilization, rental income is affected by daily rental rates. The average daily rental rate decreased 8% between the periods.

The following is a comparative analysis of the results of operations for the six-month periods ended June 30, 2002 and 2001.

The Partnership's (loss) income from operations for the six-month periods ending June 30, 2002 and 2001 was ($58) and $231, respectively, on rental income of $800 and $1,144, respectively. The decrease in rental income of $344, or 30%, from the six-month period ended June 30, 2001 to the comparable period in 2002 was attributable to decreases in income from container rentals and other rental income, which is discussed below. Income from container rentals, the major component of total revenue, decreased $325, or 32%, primarily due to decreases in the average container fleet of 15%, the average on-hire utilization of 11%, and average rental rates of 8% between the periods. The majority of the Partnership's rental income was generated from the leasing of the Partnership's containers under master operating leases.

In the fourth quarter of 2000, utilization began to decline and continued to decline during 2001 and the beginning of 2002. This decline was due to lower overall demand by shipping lines for leased containers, which was primarily a result of the worldwide economic slowdown. Two other factors reduced the demand for leased containers. Shipping lines added larger vessels to their fleets which, combined with lower cargo volume growth, made it easier for them to use otherwise empty vessel space to reposition their own containers back to high demand locations. Additionally, in anticipation of the delivery of these new, larger vessels, many shipping lines placed large orders for new containers in 2000 and 2001, thus temporarily reducing their need to lease containers. These orders for additional containers are part of a general increase in vessel capacity for the shipping lines. This increase in vessel capacity amounted to 12% in 2001. An additional increase in vessel capacity of approximately 12% is expected in 2002, because the shipping lines placed orders for additional ships before recognizing the slowdown in world trade. To the extent that this increased vessel capacity remains underutilized, shipping lines may seek to cut costs in order to sustain profits or reduce losses, which may put further downward pressure on demand for containers.

Utilization improved steadily beginning in March 2002 due to:
o     An increase in export cargo out of Asia
o Prior repositioning of containers to Asia which placed large quantities of containers in areas of strong demand
o     Fewer purchases of new containers by container lessors and shipping lines.

This utilization improvement has continued into the third quarter of 2002 but the General Partners caution that market conditions could deteriorate again due to global economic conditions. Demand for leased containers could therefore decline again and result in a decline in utilization and further declines in lease rates and container sale prices, adversely affecting the Partnership's operating results.

Despite the improvement in utilization, the Partnership continues to sell (rather than reposition) some containers located in low demand locations. For the number of off-lease containers located in the lower demand locations in the Americas and Europe, see the chart above. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. The majority of the containers sold are older containers. The expected economic benefit of continuing to own these older containers is significantly less than that of newer containers. This is due to their shorter remaining marine life, the cost to reposition them, and the shipping lines' preference for leasing newer containers when they have a choice.

Once the decision had been made to sell containers, the Partnership wrote down the value of these specifically identified containers when the carrying value was greater than the container's estimated fair value, which was based on recent sales prices less cost of sales. Due to declines in container sales prices, the actual sales prices received on some containers were lower than the estimates used for the write-down, resulting in the Partnership incurring losses upon the sale of some of these containers. Until market conditions improve, the Partnership may incur further write-downs and/or losses on the sale of such containers. Should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to increase its depreciation rate or write-down the value of some or all of its container rental equipment.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the six-month period ended June 30, 2002, other rental income was $116, a decrease of $19 from the equivalent period in 2001. The decrease in other rental income was primarily due to the decrease in DPP income of $25, which declined primarily due to the decrease in the number of containers covered under DPP.

Direct container expenses decreased $82, or 23%, from the six-month period ended June 30, 2001 to the equivalent period in 2002, primarily due to the decline in the average fleet size. The declines in repositioning, DPP and maintenance expenses were $50, $16, and $12, respectively. Although the Partnership repositioned more containers, repositioning expense decreased due to a lower average repositioning cost per container. DPP expense declined due to the decrease in the number of containers covered under DPP and the decrease in the average DPP repair cost per container. Maintenance expense decreased primarily due to the decrease in the number of containers requiring maintenance and a decrease in the average maintenance cost per container.

Bad debt expense (benefit) was $1 and ($16) for the six-month periods ended June 30, 2002 and 2001, respectively. Fluctuations in bad debt expense/benefit reflect the adjustment to the bad debt reserve and are based on management's then current estimates of the portion of accounts receivable that may not be collected, and which will not be covered by insurance. These estimates are based primarily on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. The expense recorded during the six-month period ended June 30, 2002 reflects a slightly higher reserve requirement at June 30, 2002. The benefit recorded during the comparable period in 2001 reflects a lower reserve requirement at June 30, 2001.

Depreciation expense decreased $82, or 17%, from the six-month period ended June 30, 2001 to the equivalent period in 2002. The decrease was primarily due to the decline in the average fleet size noted above and an increase in the number of containers that have been fully depreciated, offset by the fluctuation in the container write-down, as discussed below.

The Partnership stopped purchasing containers in 1998, but its leasing activities are effected by fluctuations in new container prices. New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001 and have remained low during the first half of 2002. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at June 30, 2002 and 2001 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell. During the six-month periods ended June 30, 2002 and 2001, the Partnership recorded additional depreciation expense of $77 and $30, respectively, on 162 and 95 containers identified as for sale and requiring a reserve. At June 30, 2002 and 2001, the net book value of the 168 and 158 containers identified for sale was $146 and $152, respectively.

The Partnership sold 160 previously written down containers for a loss of $16 during the six-month period ended June 30, 2002 and sold 52 previously written down containers for a loss of $2 during the same period in 2001. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs.

The Partnership also sold containers that had not been written down and recorded a gain of $5 and loss of $8 during the six-month periods ended June 30, 2002, and 2001, respectively.

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

Management fees to affiliates increased $80, from the six-month period ended June 30, 2001 to the same period in 2002, due to an increase in incentive management fees, offset by a decrease in equipment management fees. Incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations and partners' capital, increased $102. This fluctuation was primarily due to an adjustment of $121 recorded in the six-month period ended June 30, 2001 to reduce incentive management fees for overpayments made during 1999 and 2000. Equipment management fees decreased $22 due to the decrease in rental income, upon which equipment management fees are primarily based. These fees were approximately 7% of rental income for both periods.

General and administrative costs to affiliates decreased $12, or 21%, from the six-month period ended June 30, 2001 to the same period in 2002. The decrease was due to the decrease in overhead costs allocated from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

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

Loss on sale of containers was comparable at $11 and $10 during the six-month periods ended June 30, 2002 and 2001, respectively.

Net earnings/(loss) per limited partnership unit fluctuated from earnings of $0.16 during the six-month period ended June 30, 2001 to a loss of $0.05 during the equivalent period in 2002, reflecting the fluctuation in net earnings/(loss) allocated to limited partners from earnings of $227 to a loss of $66, respectively. The allocation of net earnings/(loss) for the six-month periods ended June 30, 2002 and 2001 included a special allocation of gross income to the General Partners of $12 and $14, respectively, in accordance with the Partnership Agreement.

The following is a comparative analysis of the results of operations for the three-month periods ended June 30, 2002 and 2001.

The Partnership's (loss) income from operations for the three-month periods ending June 30, 2002 and 2001 was ($1) and $19, respectively, on rental income of $396 and $537, respectively. The decrease in rental income of $141, or 26%, from the three-month period ended June 30, 2001 to the comparable period in 2002 was attributable to decreases in income from container rentals and other rental income. Income from container rentals decreased $136 or 29%, primarily due to decreases in the average container fleet of 16%, average rental rates of 11% and average on-hire utilization of 4%.

For the three-month period ended June 30, 2002, other rental income was $57, a decrease of $5 from the equivalent period in 2001. The decrease in other rental income was primarily due to the decrease in DPP income, offset by an increase in location income. DPP income decreased $15 primarily due to the decrease in the number of containers covered under DPP and a decrease in the average DPP price charged per container. Location income increased $7 primarily due to a decrease in credits granted to lessees for picking up containers from surplus locations as there were fewer leasing opportunities for which credits could be offered.

Direct container expenses decreased $33, or 18%, from the three-month period ending June 30, 2001 to the equivalent period in 2002. The decrease was primarily due to decreases in storage, DPP and repositioning expenses of $11, $9 and $6, respectively. Storage expense decreased primarily due to the decrease in the average container fleet and a decrease in the average storage cost per container. DPP expense declined due to the decreases in the average DPP repair cost per container and in the number of containers covered under DPP. Repositioning expense decreased due to a decrease in the average repositioning cost per container, offset by the increase in the number of containers repositioned.

Bad debt benefit decreased from $14 during the three-month period ended June 30, 2001 to $5 for the comparable period in 2002. The decline was due to a lower adjustment to bad debt reserve during the three-month period ended June 30, 2002 compared to the same period in 2001.

Depreciation expense decreased $58, or 25%, from the three-month period ended June 30, 2001 to the equivalent period in 2002 primarily due to the decline in average fleet size and the increase in the number of containers that have been fully depreciated between the periods.

During the three-month periods ended June 30, 2002 and 2001, the Partnership recorded additional depreciation expense of $24 and $19, respectively, on 55 and 63 containers identified as for sale and requiring a reserve. The Partnership sold 87 of these previously written down containers for a loss of $11 during the three-month period ended June 30, 2002 and sold 31 previously written down containers for a loss of $1 during the same period in 2001. The Partnership also sold containers that had not been written down and recorded a gain of $28 and a loss of $8 during the three-month periods ended June 30, 2002 and 2001, respectively.

Management fees to affiliates decreased $24 or 42% from the three-month period ended June 30, 2001 to the same period in 2002 due to decreases in incentive and equipment management fees. Incentive management fees decreased $13 from the three-month period ended June 30, 2001 to the same period in 2002 primarily due to a decrease in the amount of distributions made from cash from operations between the two periods. Equipment management fees decreased primarily due to the decrease in rental income and were approximately 7% of rental income for both periods.

General and administrative costs to affiliates decreased $5, or 19%, from the three-month period ended June 30, 2001 to the comparable period in 2002 due to the decrease in overhead costs allocated from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Gain/loss on sale of containers fluctuated from a loss of $9 for the three-month period ended June 30, 2001 to a gain of $17 for the same period in 2002.

Net earnings per limited partnership unit decreased from $0.01 to $0.00 from the three-month period ended June 30, 2001 to the same period in 2002, reflecting the fluctuation in net earnings/loss allocated to limited partners from earnings of $17 to a loss of $4, respectively. The allocation of net earnings (loss) included a special allocation of gross income to the General Partners made in accordance with the Partnership Agreement.

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

Additionally, the recoverability of the recorded amounts of containers to be held for continued use and identified for sale in the ordinary course of business are evaluated to ensure that containers held for continued use are not impaired and that containers identified for sale are recorded at amounts that do not exceed the estimated fair value of the containers. Containers to be held for continued use are considered impaired and are written down to estimated fair value when the estimated future undiscounted cash flows are less than the recorded values. Containers identified for sale are written down to estimated fair value when the recorded value exceeds the estimated fair value. In determining the estimated future undiscounted cash flows and fair value of containers, assumptions are made regarding future demand and market conditions for leased containers as well as for used containers and the sales prices for used containers. If actual market conditions are less favorable than those projected or if actual sales prices are lower than those estimated by the Partnership, additional write-downs may be required and/or losses may be realized. Any additional write-down or losses would adversely affect the Partnership's operating results.

Accounting Pronouncement

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," and elements of Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions."

SFAS No. 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The Partnership adopted this Statement on January 1, 2002 and there was no material impact on the Partnership's financial condition, operating results or cash flow.

In April 2002, FASB issued SFAS No. 145, Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds FASB Statement 4, Reporting Gains and Losses of Debt Extinguishments and an amendment of that Statement, FASB No. 64. This Statement also rescinds FASB No. 44, Accounting for Intangible Assets of Motor Carriers. FASB 145 also amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These rescissions and amendment are not anticipated to have a material impact on the financial statements of the Partnership.


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

The foregoing includes forward-looking statements and predictions about possible or future events, results of operations and financial condition. These statements and predictions may prove to be inaccurate, because of the assumptions made by the Partnership or the General Partners or the actual development of future events. No assurance can be given that any of these forward-looking statements or predictions will ultimately prove to be correct or even substantially correct. The risks and uncertainties in these forward-looking statements include, but are not limited to, changes in demand for leased containers, changes in global busine1ss conditions and their effect on world trade, future modifications in the way in which the Partnership's lessees conduct their business or of the profitability of their business, increases or decreases in new container prices or the availability of financing therefor, alterations in the costs of maintaining and repairing used containers, increases in competition, changes in the Partnership's ability to maintain insurance for its containers and its operations, the effects of political conditions on worldwide shipping and demand for global trade or of other general business and economic cycles on the Partnership, as well as other risks detailed herein and from time to time in the Partnership's filings with the Securities and Exchange Commission. The Partnership does not undertake any obligation to update forward-looking statements.


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


                                   TCC EQUIPMENT INCOME FUND
                                   A California Limited Partnership

                                   By Textainer Financial Services Corporation
                                   The Managing General Partner



                                   By ________________________________________
                                      Ernest J. Furtado
                                      Senior Vice President


Date:  August 8, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date

________________________________         Senior Vice President,                         August 8, 2002
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________________         President (Principal Executive                 August 8, 2002
John A. Maccarone                        Officer)



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


Date:  August 8, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                          Date



/s/Ernest J. Furtado
______________________________________      Senior Vice President,                         August 8, 2002
Ernest J. Furtado                           (Principal Financial and
                                            Accounting Officer) and
                                            Secretary



/s/John A. Maccarone
______________________________________      President (Principal Executive                 August 8, 2002
John A. Maccarone                           Officer)
