Form 10-Q/A
period 2002-06-30
TCC EQUIPMENT INCOME FUND
filed 2002-08-15
CIK 820083

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


August 15, 2002


Securities and Exchange Commission
Washington, DC  20549

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of TCC Equipment Income Fund Form 10Q-A, amended to include certifications pursuant to 18 U.S.C. ss. 1350 as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

This filing is being effected by direct transmission to the Commission's EDGAR System.

Sincerely,

Nadine Forsman
Controller

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549



                                   FORM 10-Q-A
                                 AMENDMENT NO. 1



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

Quarterly Report on Form 10-Q-A for the
Quarter Ended June 30, 2002

Table of Contents
----------------------------------------------------------------------------------------------------------


                                                                                                      Page

Item 6.   Exhibits and Reports on Form 8-K

          Exhibit 99.1 - Certification pursuant to 18 U.S.C. ss. 1350
          as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..................        3



          Exhibit 99.2 - Certification pursuant to 18 U.S.C. ss. 1350
          as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..................        4


                                  EXHIBIT 99.1



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                       AS ADOPTED, PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of TCC Equipment Income Fund, (the "Registrant") on Form 10-Q for the quarterly period ended June 30, 2002, as filed on August 8, 2002 with the Securities and Exchange Commission (the "Report"), I, John A. Maccarone, the President and Director of Textainer Financial Services Corporation ("TFS") and Principal Executive Officer of TFS, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (ii)     The  information  contained in the Report fairly presents,  in all
              material   respects,  the   financial   condition  and  results of
              operations of the Registrant.



August 14, 2002



                                    By /s/ John A. Maccarone
                                       _________________________________________
                                       John A. Maccarone
                                       President and Director of TFS

                                  EXHIBIT 99.2



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                       AS ADOPTED, PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of TCC Equipment Income Fund. (the "Registrant") on Form 10-Q for the quarterly period ended June 30, 2002, as filed on August 8, 2002 with the Securities and Exchange Commission (the "Report"), I, Ernest J. Furtado, Chief Financial Officer, Senior Vice President, Secretary and Director of Textainer Financial Services Corporation ("TFS") and Principal Financial and Accounting Officer of TFS, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (ii)     The information contained  in the Report  fairly presents,  in all
              material   respects,  the  financial  condition   and  results  of
              operations of the Registrant.


August 14, 2002


                                    By /s/ Ernest J. Furtado
                                       _________________________________________
                                       Chief Financial Officer, Senior Vice
                                       President, Secretary and Director of TFS

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


                                   TCC EQUIPMENT INCOME FUND
                                   A California Limited Partnership

                                   By Textainer Financial Services Corporation
                                   The Managing General Partner



                                   By_______________________________________
                                     Ernest J. Furtado
                                     Chief Financial Officer


Date:  August 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


___________________________________
Ernest J. Furtado                        Chief Financial Officer, Senior                August 15, 2002
                                         Vice President and Secretary



___________________________________
John A. Maccarone                        President                                      August 15, 2002


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


                                   TCC EQUIPMENT INCOME FUND
                                   A California Limited Partnership

                                   By Textainer Financial Services Corporation
                                   The Managing General Partner


                                   By /s/Ernest J. Furtado
                                      ____________________________________
                                      Ernest J. Furtado
                                      Chief Financial Officer


Date:  August 15, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                         Date



/s/Ernest J. Furtado
___________________________________
Ernest J. Furtado                        Chief Financial Officer, Senior               August 15, 2002
                                         Vice President and Secretary





/s/John A. Maccarone
___________________________________
John A. Maccarone                        President                                     August 15, 2002

