Form 10-Q
period 2002-09-30
TCC EQUIPMENT INCOME FUND
filed 2002-11-19
CIK 820083

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


November 19, 2002


Securities and Exchange Commission
Washington, DC  20549

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of TCC Equipment Income Fund (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the Third Quarter ended September 30, 2002.

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


                For the quarterly period ended September 30, 2002


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

Quarterly Report on Form 10-Q for the
Quarter Ended September 30, 2002

Table of Contents
-----------------------------------------------------------------------------------------------------------------


                                                                                                             Page

Item 1.   Financial Statements (unaudited)

          Balance Sheets - September 30, 2002
          and December 31, 2001....................................................................             3


          Statements of Operations for the three and nine months
          ended September 30, 2002 and 2001........................................................             4


          Statements of Partners' Capital for the nine months
          ended September 30, 2002 and 2001........................................................             5


          Statements of Cash Flows for the nine months
          ended September 30, 2002 and 2001........................................................             6


          Notes to Financial Statements............................................................             8


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations................................................................            15


Item 3.   Quantitative and Qualitative Disclosures about Market Risk...............................            24


Item 4.   Controls and Procedures..................................................................            24




TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Balance Sheets

September 30, 2002 and December 31, 2001
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------------------------------


                                                                              2002              2001
                                                                         -------------      ------------

Assets
Container rental equipment, net of accumulated
   depreciation of  $6,297, (2001:  $6,773) (note 4)                     $      6,048       $     7,274
Cash                                                                              471               533
Accounts receivable, net of allowance for doubtful
   accounts of $45, (2001:  $56)                                                  378               431
Due from affiliates, net (note 2)                                                  47                41
Prepaid expenses                                                                    -                 4
                                                                         -------------      ------------

                                                                         $      6,944       $     8,283
                                                                         =============      ============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                      $        135       $       122
   Accrued liabilities                                                             25                21
   Accrued recovery costs                                                          19                36
   Accrued damage protection plan costs                                            42                40
   Deferred damage protection plan revenue                                         22                21
                                                                         -------------      ------------

       Total liabilities                                                          243               240
                                                                         -------------      ------------

Partners' capital:
   General partners                                                                 -                 -
   Limited partners                                                             6,701             8,043
                                                                         -------------      ------------

       Total partners' capital                                                  6,701             8,043
                                                                         -------------      ------------


                                                                         $      6,944       $     8,283
                                                                         =============      ============


See accompanying notes to financial statements


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Operations

For the three and nine months ended September 30, 2002 and 2001
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
------------------------------------------------------------------------------------------------------------------------------------


                                                            Three months       Three months        Nine months        Nine months
                                                                Ended             Ended                Ended             Ended
                                                           Sept. 30, 2002     Sept. 30, 2001      Sept. 30, 2002     Sept. 30, 2001
                                                          ----------------   ----------------    ----------------   ----------------
Rental income                                             $           428    $           528     $         1,227    $         1,672
                                                          ----------------   ----------------    ----------------   ----------------

Costs and expenses:
   Direct container expenses                                          119                162                 397                523
   Bad debt (benefit) expense                                          (3)                 8                  (2)                (8)
   Depreciation (note 4)                                              363                193                 673                632
   Write-down of containers (note 4)                                   36                 35                 113                 65
   Professional fees                                                   12                  7                  38                 25
   Management fees to affiliates (note 2)                              38                 51                 110                 43
   General and administrative costs to affiliates (note 2)             19                 24                  65                 81
   Other general and administrative costs                              18                  9                  55                 31
   Loss (gain) on sale of containers, net (note 4)                     14                 (1)                 24                  9
                                                          ----------------   ----------------    ----------------   ----------------

                                                                      616                488               1,473              1,401
                                                          ----------------   ----------------    ----------------   ----------------

  (Loss) income from operations                                      (188)                40                (246)               271
                                                          ----------------   ----------------    ----------------   ----------------

Interest income                                                         1                  4                   5                 16
                                                          ----------------   ----------------    ----------------   ----------------


   Net (loss) earnings                                    $          (187)   $            44     $          (241)   $           287
                                                          ================   ================    ================   ================

Allocation of net (loss) earnings (note 2):
   General partners                                       $             3    $             6     $            14    $            22
   Limited partners                                                  (190)                38                (255)               265
                                                          ----------------   ----------------    ----------------   ----------------

                                                          $          (187)   $            44     $          (241)   $           287
                                                          ================   ================    ================   ================
Limited partners' per unit share
   of net (loss) earnings                                 $         (0.13)   $          0.03     $         (0.18)   $          0.18
                                                          ================   ================    ================   ================

Limited partners' per unit share
   of distributions                                       $          0.18    $          0.35     $          0.73    $          1.15
                                                          ================   ================    ================   ================

Weighted average number of limited
   partnership units outstanding                                1,421,714          1,442,955           1,426,547          1,450,860
                                                          ================   ================    ================   ================



See accompanying notes to financial statements


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Partners' Capital

For the nine months ended September 30, 2002 and 2001
(Amounts in thousands)
(unaudited)
-------------------------------------------------------------------------------------------------------------------

                                                                            Partners' Capital
                                                        -----------------------------------------------------------

                                                            General               Limited                Total
                                                        --------------       ----------------      ----------------

Balances at January 1, 2001                             $           -        $         9,991       $         9,991

Distributions                                                     (22)                (1,674)               (1,696)

Redemptions (note 5)                                                -                    (73)                  (73)

Net earnings                                                       22                    265                   287
                                                        --------------       ----------------      ----------------

Balances at September 30, 2001                          $           -        $         8,509       $         8,509
                                                        ==============       ================      ================

Balances at January 1, 2002                             $           -        $         8,043       $         8,043

Distributions                                                     (14)                (1,037)               (1,051)

Redemptions (note 5)                                                -                    (50)                  (50)

Net earnings (loss)                                                14                   (255)                 (241)
                                                        --------------       ----------------      ----------------

Balances at September 30, 2002                          $           -        $         6,701       $         6,701
                                                        ==============       ================      ================



See accompanying notes to financial statements


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Cash Flows

For the nine months ended September 30, 2002 and 2001
(Amounts in thousands)
(unaudited)
-----------------------------------------------------------------------------------------------------------------


                                                                                      2002               2001
                                                                                  ------------       ------------
Cash flows from operating activities:
     Net (loss) earnings                                                          $      (241)       $       287
     Adjustments to reconcile net (loss) earnings to
       net cash provided by operating activities:
        Depreciation                                                                      673                632
        Write-down of containers (note 4)                                                 113                 65
        Decrease in allowance for doubtful accounts                                       (11)               (43)
        Loss on sale of containers, net                                                    24                  9
        (Increase) decrease in assets:
           Accounts receivable                                                             68                166
           Due from affiliates, net                                                       (42)                75
           Prepaid expenses                                                                 4                  3
        Increase (decrease) in liabilities:
           Accounts payable and accrued liabilities                                        17                (10)
           Accrued recovery costs                                                         (17)                 5
           Damage protection plan costs                                                     2                (39)
           Deferred damage protection plan revenue                                          1                 22
           Warranty claims                                                                  -                 (5)
                                                                                  ------------       ------------

                Net cash provided by operating activities                                 591              1,167
                                                                                  ------------       ------------

Cash flows from investing activities:
     Proceeds from sale of containers                                                     449                497
                                                                                  ------------       ------------

                Net cash provided by investing activities                                 449                497
                                                                                  ------------       ------------

Cash flows from financing activities:
     Redemptions of limited partnership units                                             (50)               (73)
     Distributions to partners                                                         (1,052)            (1,697)
                                                                                  ------------       ------------

                Net cash used in financing activities                                  (1,102)            (1,770)
                                                                                  ------------       ------------

Net decrease in cash                                                                      (62)              (106)

Cash at beginning of period                                                               533                713
                                                                                  ------------       ------------

Cash at end of period                                                             $       471        $       607
                                                                                  ============       ============

See accompanying notes to financial statements


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements Of Cash Flows--Continued

For the nine months ended September 30, 2002 and 2001
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of distributions to partners and proceeds from sale of containers which had not been paid or received as of September 30, 2002 and 2001, and December 31, 2001 and 2000, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 2002 and 2001.

                                                              Sept. 30       Dec. 31      Sept. 30       Dec. 31
                                                                2002          2001          2001           2000
                                                             ----------    ----------    ----------     ----------
Distributions to partners included in:
     Due to affiliates..............................             $ 1          $  2           $ 2            $ 3

Proceeds from sale of containers included in:
     Due from affiliates............................              73           110            92             84

The following table summarizes the amounts of distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 2002 and 2001.

                                                                                            2002           2001
                                                                                            ----           ----

Distributions to partners declared..................................                      $1,051         $1,696
Distributions to partners paid......................................                       1,052          1,697

Proceeds from sale of containers recorded...........................                         412            505
Proceeds from sale of containers received...........................                         449            497

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The carrying value of containers transferred during the nine-month periods ended
September 30, 2002 and 2001 was $4 and $6, respectively.


See accompanying notes to financial statements

TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Notes To Financial Statements

For the three and nine months ended September 30, 2002 and 2001
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------


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

     The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 2002 and December 31, 2001 and the results of its operations for the three and nine-month periods ended September 30, 2002 and 2001 and changes in partners' capital and cash flows for the nine-month periods ended September 30, 2002 and 2001, have been made.

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

     The Partnership depreciates its container rental equipment based on certain estimates related to the container's useful life and salvage value. These estimates are based upon assumptions about future demand for leased containers and the estimated sales price at the end of the container's useful life. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates.

     Additionally, the recoverability of the recorded amounts of containers to be held for continued use and identified for sale in the ordinary course of business are evaluated to ensure that containers held for continued use are not impaired and that containers identified for sale are recorded at amounts that do not exceed the estimated fair value of the containers. Containers to be held for continued use are considered impaired and are written down to estimated fair value when the estimated future undiscounted cash flows are less than the recorded values. Containers identified for sale are written down to estimated fair value when the recorded value exceeds the estimated fair value. In determining the estimated future undiscounted cash flows and fair value of containers, assumptions are made regarding future demand and market conditions for leased containers and the sales prices for used containers. If actual market conditions are less favorable than those projected or if actual sales prices are lower than those estimated by the Partnership, additional write-downs may be required and/or losses may be realized.

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

     SFAS No. 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The Partnership adopted SFAS No. 144 on January 1, 2002 and there was no material impact on the Partnership's financial condition, operating results or cash flow.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses of Debt Extinguishments" and an amendment of that Statement, FASB Statement No. 64. SFAS No. 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." FASB 145 also amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These rescissions and amendment are not anticipated to have a material impact on the financial statements of the Partnership.

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated With Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Partnership anticipates that the adoption of SFAS No. 146 will not have a material impact on its financial statements.

     Certain reclassifications, not affecting net earnings (loss), have been made to prior year amounts in order to conform to the 2002 financial statement presentation.

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

     In accordance with the Partnership Agreement, sections 3.08 through 3.11, net earnings or losses and distributions are generally allocated 1% to the General Partners and 99% to the Limited Partners. Effective October 1998, the allocation of distributions to the General Partners was increased to 1.3% in accordance with section 2.05 of the Partnership Agreement. In addition, if the allocation of distributions exceeds the allocation of net earnings (loss) and creates a deficit in the General Partners' aggregate capital account, the Partnership Agreement provides for a special allocation of gross income equal to the amount of the deficit to be made to the General Partners.

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $9 and $25 of incentive management fees during the three and nine-month periods ended September 30, 2002, respectively, and $14 and $49 during the comparable periods in 2001, respectively. Additionally, during the nine-month period ended September 30, 2001, the Partnership recorded an adjustment of $121 to reduce incentive management fees for overpayments made during 1999 and 2000. There were no equipment liquidation fees incurred during the nine-month periods ended September 30, 2002 and 2001.

     The Partnership's containers are managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at September 30, 2002 and December 31, 2001.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $29 and $85 for the three and nine-month periods ended September 30, 2002, respectively, and $37 and $115, respectively, for the comparable periods in 2001.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TEM and TFS. Total general and administrative costs allocated to the Partnership during the three and nine-month periods ended September 30, 2002 and 2001 were as follows:

                                         Three months          Nine months
                                        ended Sept. 30,      ended Sept. 30,
                                        ---------------      ---------------
                                        2002       2001      2002       2001
                                        ----       ----      ----       ----

          Salaries                       $13        $16       $42        $48
          Other                            6          8        23         33
                                          --         --        --         --
            Total general and
               administrative costs      $19        $24       $65        $81
                                          ==         ==        ==         ==

     TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership during the three and nine-month periods ended September 30, 2002 and 2001:

                                         Three months          Nine months
                                        ended Sept. 30,      ended Sept. 30,
                                        ---------------      ---------------
                                        2002       2001      2002       2001
                                        ----       ----      ----       ----

         TEM                             $17        $21       $56        $70
         TFS                               2          3         9         11
                                          --         --        --         --
           Total general and
              administrative costs       $19        $24       $65        $81
                                          ==         ==        ==         ==

     At September 30, 2002 and December 31, 2001, due from affiliates, net is comprised of:

                                                             2002       2001
                                                             ----       ----
         Due from affiliates:
                  Due from TEM.........................       $59        $55
                                                               --         --

         Due to affiliates:
                  Due to TCC...........................         4          6
                  Due to TFS...........................         8          8
                                                               --         --
                                                               12         14
                                                               --         --

         Due from affiliates, net                             $47        $41
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


Note 3.   Lease Rental Income

     Leasing income arises principally from the renting of containers to various international shipping lines. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for terms of five years or less. The following is the lease mix of the on-lease containers (in units) at September 30, 2002 and 2001:

                                                          2002             2001
                                                          ----             ----

              On-lease under master leases               2,140            2,163
              On-lease under long-term leases              931              894
                                                         -----            -----

                 Total on-lease containers               3,071            3,057
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

     The remaining containers are off-lease and are located primarily at a large number of storage depots. At September 30, 2002, the Partnership's off-lease containers were in the following locations:

              Americas                                   413
              Europe                                     238
              Asia                                       179
              Other                                       23
                                                         ---

                 Total off-lease containers              853
                                                         ===

     At September 30, 2002 approximately 14% of the Partnership's off-lease containers had been specifically identified as for sale.


Note 4. Container Rental Equipment

     Effective July 1, 2002, the Partnership revised its estimate for container salvage value from a percentage of equipment cost to an estimated dollar residual value. The effect of this change for the three and nine-month periods ended September 30, 2002 was an increase to depreciation expense of $212. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates.

     The Partnership stopped purchasing containers in 1998, but its leasing activities are affected by fluctuations in new container prices. New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001 and have remained low during 2002. As a result, the cost of new containers purchased during 1995 through 1997 is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at September 30, 2002 and 2001 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell. During the nine-month periods ended September 30, 2002 and 2001, the Partnership recorded write-down expenses of $113 and $65, respectively, on 212 and 192 containers identified as for sale and requiring a reserve. During the three-month periods ended September 30, 2002 and 2001, the Partnership recorded write-down expenses of $36 and $35, respectively, on 50 and 97 containers identified for sale and requiring a reserve. During the three and nine-month periods ended September 30, 2002, the Partnership also reclassified 28 containers from containers identified for sale to containers held for continued use due to the improvement in demand for leased containers in Asia. There were no reclassifications during the three and nine-month periods ended September 30, 2001. At
     September 30, 2002 and 2001, the net book value of the 121 and 140 containers identified for sale was $102 and $125, respectively.

     The Partnership sold 215 previously written down containers for a loss of $15 during the nine-month period ended September 30, 2002 and sold 144 previously written down containers for a loss of $14 during the same period in 2001. During the three-month period ended September 30, 2002 the Partnership sold 55 previously written down containers for a loss of $8 and sold 92 previously written down containers for a loss of $12 during the same period in 2001. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs.

     The Partnership also sold containers that had not been written down and recorded a loss of $9 and a gain of $5 during the nine-month periods ended September 30, 2002, and 2001, respectively. During the three-month periods ended September 30, 2002 and 2001, the Partnership recorded a loss of $6 and a gain of $13, respectively, on the sale of containers that had not been written down.

     As more containers are subsequently identified for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers. The Partnership will continue to evaluate the recoverability of the recorded amounts of container rental equipment and cautions that a write-down of container rental equipment may be required in future periods for some of its container rental equipment.

Note 5.   Redemptions

     The following redemptions were consummated by the Partnership during the nine-month periods ended September 30, 2002 and 2001:


                                                               Units              Average
                                                             Redeemed        Redemption Price        Amount Paid
                                                             ---------       -----------------       ------------
       Total Partnership redemptions as of
         December 31, 2000.......................              18,575               $7.56                $140

       Nine-month period ended
         September 30, 2001......................              13,024               $5.62                  73
                                                               ------                                     ---

       Total Partnership redemptions as of
         September 30, 2001......................              31,599               $6.75                $213
                                                               ======                                     ===

       Total Partnership redemptions as of
         December 31, 2001.......................              40,966               $6.36                $260

       Nine-month period ended
         September 30, 2002......................              11,874               $4.20                  50
                                                               ------                                     ---

       Total Partnership redemptions as of
         September 30, 2002......................              52,840               $5.87                $310
                                                               ======                                     ===
      The redemption price is fixed by formula.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three and nine-month periods ended September 30, 2002, and 2001. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

The Partnership invests working capital and cash flow from operations and investing activities prior to its distribution to the partners in short-term, liquid investments. Rental income and proceeds from container sales are the Partnership's principal sources of liquidity and the source of funds for distributions. Rental income and container sales prices have been adversely affected by current market conditions for leased containers, and these market conditions may continue or worsen. Market conditions are discussed more fully in "Results of Operations." The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

During the nine-month period ended September 30, 2002, the Partnership declared cash distributions to limited partners pertaining to the fourth quarter of 2001 through the second quarter of 2002 in the amount of $1,037, which represented $0.73 per unit. On a cash basis, after paying redemptions, $527 of these distributions was from operating activities and the balance of $510 was a return of capital. On a financial statement basis, all of these distributions were a return of capital.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the nine-month period ended September 30, 2002, the Partnership redeemed 11,874 units for a total dollar amount of $50. The Partnership used cash flow from operations to pay for the redeemed units.

Net cash provided by operating activities for the nine-month periods ended September 30, 2002 and 2001, was $591 and $1,167, respectively. The decrease of $576, or 49% was primarily attributable to the decrease in net earnings, adjusted for non-cash transactions, and fluctuations in gross accounts receivable and due from affiliates, net. Net earnings, adjusted for non-cash transactions, decreased primarily due to the decrease in rental income and the increase in management fees to affiliates. These items are discussed more fully under "Results of Operations." The decrease of $68 in gross accounts receivable for the nine-month period ended September 30, 2002 was primarily due to the decrease in rental income, partially offset by an increase in the average collection period of accounts receivable. The decease of $166 in gross accounts receivable during the same period in 2001 was primarily due to a decrease in rental income and a decline in the average collection period of accounts receivable. The fluctuations in due from affiliates, net resulted from timing differences in the payment of expenses, fees, and distributions and the remittance of net rental revenues and container sales proceeds, as well as in fluctuations in these amounts.

For the nine-month periods ended September 30, 2002 and 2001, net cash provided by investing activities (the sale of containers) was $449 and $497, respectively. The decrease of $48 was primarily due to the decrease in the sales price received on container sales, offset by the receipt of sales proceeds related to containers sold during 2001. Some of the containers sold were located in low demand locations, and these sales were driven not only by the liquidation plans discussed above, but also by adverse market conditions in these locations. The sale of containers in these locations, the decline in the value of used containers and the related market conditions are discussed more fully under "Results of Operations."

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

Results of Operations

The Partnership's income from operations, which consists primarily of rental income less costs and expenses (including container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses) was directly related to the size of the container fleet during the nine-month periods ended September 30, 2002 and 2001, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:


                                                          2002            2001
                                                          ----            ----

            Beginning container fleet...............     4,416           5,119
            Ending container fleet..................     3,924           4,621
            Average container fleet.................     4,170           4,870

The average container fleet decreased 14% from the nine-month period ended September 30, 2001 to the comparable period in 2002, primarily due to the continuing sale of containers (i) that had reached the end of their useful lives or (ii) that an analysis had indicated that their sale was otherwise warranted. Included in this second group were containers located in low demand locations. The Partnership expects that the size of its container fleet will further decline as additional containers are sold for these reasons and as the Partnership continues its liquidation plans. The decline in the container fleet has contributed to an overall decline in rental income from the nine-month periods ended September 30, 2001 to the equivalent period in 2002. This decline is expected to continue in future years, as the size of the Partnership's container fleet continues to decrease.

Rental income and direct container expenses are also affected by the average utilization of the container fleet, which was 66% and 69% on average during the nine-month periods ended September 30, 2002 and 2001, respectively. The remaining container fleet is off-lease and is located primarily at a large number of storage depots. At September 30, 2002, the Partnership's off-lease containers (in units) were in the following locations:

              Americas                                   413
              Europe                                     238
              Asia                                       179
              Other                                       23
                                                         ---

                 Total off-lease containers              853
                                                         ===

At  September  30,  2002  approximately  14%  of  the  Partnership's   off-lease
containers had been specifically identified as for sale.

In addition to utilization, rental income is affected by daily rental rates. The average daily rental rate decreased 10% between the periods due to declines in both master and long term lease rates.

The following is a comparative analysis of the results of operations for the nine-month periods ended September 30, 2002 and 2001.

The Partnership's (loss) income from operations for the nine-month periods ending September 30, 2002 and 2001 was ($246) and $271, respectively, on rental income of $1,227 and $1,672, respectively. The decrease in rental income of $445, or 27%, from the nine-month period ended September 30, 2001 to the comparable period in 2002 was attributable to decreases in income from container rentals and other rental income, which is discussed below. Income from container rentals, the major component of total revenue, decreased $400, or 28%, primarily due to decreases in the average container fleet of 14%, average rental rates of 10% and average on-hire utilization of 4% between the periods. The majority of the Partnership's rental income was generated from the leasing of the Partnership's containers under master operating leases.

In the fourth quarter of 2000, utilization began to decline and continued to decline during 2001 and the beginning of 2002. This decline was due to lower overall demand by shipping lines for leased containers, which was primarily a result of the worldwide economic slowdown. Two other factors reduced the demand for leased containers. Shipping lines added larger vessels to their fleets, which combined with lower cargo volume growth, made it easier for them to use otherwise empty vessel space to reposition their own containers back to high demand locations. Additionally, in anticipation of the delivery of these new, larger vessels, many shipping lines placed large orders for new containers in 2000 and 2001, thus temporarily reducing their need to lease containers. These orders for additional containers are part of a general increase in vessel capacity for the shipping lines. This increase in vessel capacity amounted to 12% in 2001. An additional increase in vessel capacity of approximately 12% is expected in 2002.

Utilization has improved steadily since March 2002 due to:
o        An increase in export cargo out of Asia
o Prior repositioning of containers to Asia which placed large quantities of containers in areas of high demand
o Disposal of older containers and fewer purchases of new containers by both container lessors and shipping lines in 2001 and 2002, resulting in an overall better-balanced supply of containers
o The labor disagreement that is currently affecting U.S. West Coast ports is having a short-term positive effect on demand for containers as shipping lines are not able to reposition enough containers to Asia and must lease more containers to meet their customers' demands

This utilization improvement has continued into the fourth quarter of 2002 but the General Partners caution that market conditions could deteriorate again due to global economic conditions. Demand for leased containers could therefore weaken again and result in a decrease in utilization and further declines in lease rates and container sale prices, adversely affecting the Partnership's operating results.

Despite the improvement in utilization, the Partnership continues to sell (rather than reposition) some older containers located in low demand locations. For the number of off-lease containers located in the lower demand locations in the Americas and Europe, see chart above. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. The majority of the containers sold are older containers. The expected economic benefit of continuing to own these older containers is significantly less than that of newer containers. This is due to their shorter remaining marine life, the cost to reposition them, and the shipping lines' preference for leasing newer containers when they have a choice.

Once the decision had been made to sell containers, the Partnership wrote down the value of these specifically identified containers when the carrying value was greater than the container's estimated fair value, which was based on recent sales prices less cost of sales. Due to declines in container sales prices, the actual sales prices received on some containers were lower than the estimates used for the write-down, resulting in the Partnership incurring losses upon the sale of some of these containers. Until market conditions improve, the Partnership may incur further write-downs and/or losses on the sale of such containers. Should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to write-down the value of some of its container rental equipment.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the nine-month period ended September 30, 2002, other rental income was $181, a decrease of $45 from the equivalent period in 2001. The decrease in other rental income was primarily due to decreases in DPP and location income of $30 and $22, respectively. DPP income declined primarily due to the decrease in the number of containers covered under DPP and a decrease in the average DPP price charged per container. Location income declined due to a decrease in charges to lessees for dropping off containers in surplus locations.

Direct container expenses decreased $126, or 24%, from the nine-month period ended September 30, 2001 to the equivalent period in 2002, primarily due to the decline in the average fleet size. The declines in repositioning, DPP and storage expenses were $57, $24, and $24, respectively. Although the Partnership repositioned more containers, repositioning expense decreased due to a lower average repositioning cost per container. DPP expense declined due to the decrease in the number of containers covered under DPP and the decrease in the average repair cost per container. Storage expense decreased due to the decrease in average fleet size and a lower average storage cost per container.

Bad debt benefit was $2 and $8 for the nine-month periods ended September 30, 2002 and 2001, respectively. Fluctuations in bad debt benefit reflect the adjustment to the bad debt allowance and are based on management's then current estimates of the portion of accounts receivable that may not be collected, and which will not be covered by insurance. These estimates are based primarily on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. The benefits recorded during the nine-month periods ended September 30, 2002 and 2001 reflect a slightly lower reserve estimates at September 30, 2002 and 2001 than at December 31, 2001 and 2000, respectively.

Depreciation expense increased $41, or 6%, from the nine-month period ended September 30, 2001 to the equivalent period in 2002. The increase was primarily due an increase in the depreciation rate as a result of a change in estimated salvage values as discussed below, offset by the decline in the average fleet size noted above.

Effective July 1, 2002, the Partnership revised its estimate for container salvage value from a percentage of equipment cost to an estimated dollar residual value. The effect of this change for the three and nine- month periods ended September 30, 2002 was an increase to depreciation expense of $212. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates. If the estimates regarding residual value and remaining useful life of the containers were to decline, depreciation expense would increase, adversely affecting the Partnership's operating results.

The Partnership stopped purchasing containers in 1998, but its leasing activities are affected by fluctuations in new container prices. New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001 and have remained low during 2002. As a result, the cost of new containers purchased in during 1995 through 1997 is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at September 30, 2002 and 2001 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell. During the nine-month periods ended September 30, 2002 and 2001, the Partnership recorded write-down expenses of $113 and $65, respectively, on 212 and 192 containers identified as for sale and requiring a reserve. During the nine-month period ended September 30, 2002, the Partnership also reclassified 28 containers from containers identified for sale to containers held for continued use due to the improvement in demand for leased containers in Asia. There were no reclassifications during the nine-month period ended September 30, 2001. At September 30, 2002 and 2001, the net book value of the 121 and 140 containers identified for sale was $102 and $125, respectively.

The Partnership sold 215 previously written down containers for a loss of $15 during the nine-month period ended September 30, 2002 and sold 144 previously written down containers for a loss of $14 during the same period in 2001. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs.

The Partnership also sold containers that had not been written down and recorded a (loss) gain of ($9) and $5 during the nine-month periods ended September 30, 2002, and 2001, respectively.

As more containers are subsequently identified as for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers. The Partnership will continue to evaluate the recoverability of the recorded amounts of container rental equipment and cautions that a write-down of container rental equipment may be required in future periods for some of its container rental equipment.

Management fees to affiliates increased $67, or 156% from the nine-month period ended September 30, 2001 to the same period in 2002, due to an increase in incentive management fees, offset by a decrease in equipment management fees. Incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations and partners' capital, increased $97. This fluctuation was primarily due to an adjustment of $121 recorded in the nine-month period ended September 30, 2001 to reduce incentive management fees for overpayments made during 1999 and 2000. Equipment management fees decreased $30 due to the decrease in rental income, upon which equipment management fees are primarily based. These fees were approximately 7% of rental income for both periods.

General and administrative costs to affiliates decreased $16, or 20%, from the nine-month period ended September 30, 2001 to the same period in 2002. The decrease was due to the decrease in overhead costs allocated from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

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

Loss on sale of containers increased from $9 for the nine-month period ended September 30, 2001 to $24 for the comparable period in 2002. The increase was primarily due to a decline in the average sales price of containers.

Net earnings/loss per limited partnership unit fluctuated from earnings of $0.18 during the nine-month period ended September 30, 2001 to a loss of $0.18 during the equivalent period in 2002, reflecting the fluctuation in net earnings/loss allocated to limited partners from earnings of $265 to a loss of $255, respectively. The allocation of net earnings/loss for the nine-month periods ended September 30, 2002 and 2001 included a special allocation of gross income to the General Partners of $16 and $19, respectively, in accordance with the Partnership Agreement.

The following is a comparative analysis of the results of operations for the three-month periods ended September 30, 2002 and 2001.

The Partnership's (loss) income from operations for the three-month periods ending September 30, 2002 and 2001 was ($188) and $40, respectively, on rental income of $428 and $528, respectively. The decrease in rental income of $100, or 19%, from the three-month period ended September 30, 2001 to the comparable period in 2002 was attributable to decreases in income from container rentals and other rental income. Income from container rentals decreased $73 or 17%, primarily due to decreases in the average container fleet of 15%, and average rental rates of 13%, offset by the increase in average on-hire utilization of 12%.

For the three-month period ended September 30, 2002, other rental income was $65, a decrease of $27 from the equivalent period in 2001. The decrease in other rental income was due to the decrease in location income of $27. Location income decreased primarily due to an increase in credits granted to lessees for picking up containers from surplus locations and a decrease in charges to lessees for dropping off containers in certain locations.

Direct container expenses decreased $43, or 27%, from the three-month period ending September 30, 2001 to the equivalent period in 2002. The decrease was primarily due to decreases in storage, DPP and repositioning expenses of $28, $8 and $7, respectively. Storage expense decreased primarily due to the decrease in the average container fleet and the increase in utilization noted above. DPP expense declined primarily due to the decrease in the average DPP repair cost per container. Repositioning expense decreased due to a decrease in the average repositioning cost per container, offset by the increase in the number of containers repositioned.

Bad debt expense (benefit) fluctuated from $8 for the three-month period ended September 30, 2001 to ($3) for the comparable period in 2002. The benefit recorded during the three-month period ended September 30, 2002 reflects a lower reserve estimate from June 30, 2002. The expense recorded during the comparable period in 2001 reflects a higher reserve estimate from June 30, 2001.

Depreciation expense increased $170, or 88%, from the three-month period ended September 30, 2001 to the equivalent period in 2002 primarily due to the change in estimated salvage values used to calculate depreciation as noted above.

During the three-month periods ended September 30, 2002 and 2001, the Partnership recorded write-down expenses of $36 and $35, respectively, on 50 and 97 containers identified as for sale and requiring a reserve. The Partnership sold 55 previously written down containers for a loss of $8 during the three-month period ended September 30, 2002 and sold 92 previously written down containers for a loss of $12 during the same period in 2001. The Partnership also sold containers that had not been written down and recorded a (loss) gain of ($6) and $13 during the three-month periods ended September 30, 2002 and 2001, respectively.

Management fees to affiliates decreased $13 or 25% from the three-month period ended September 30, 2001 to the same period in 2002 due to decreases in equipment and incentive management fees. Equipment management fees decreased primarily due to the decrease in rental income and were approximately 7% of rental income for both periods. Incentive management fees decreased primarily due to a decrease in the amount of distributions made from cash from operations between the two periods.

General and administrative costs to affiliates decreased $5, or 21%, from the three-month period ended September 30, 2001 to the comparable period in 2002 due to the decrease in overhead costs allocated from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Gain/loss on sale of containers fluctuated from a gain of $1 for the three-month period ended September 30, 2001 to a loss of $14 for the same period in 2002. The fluctuation was primarily due to a decline in the average sales price of containers, which resulted in the Partnership selling containers at a loss during the three-month period ended September 30, 2002.

Net earnings/loss per limited partnership unit fluctuated from earnings of $0.03 during the three-month period ended September 30, 2001 to a loss of $0.13 during the same period in 2002, reflecting the fluctuation in net earnings/loss from earnings of $38 to a loss of $190, respectively. The allocation of net earnings/loss included a special allocation of gross income to the General Partners made in accordance with the Partnership Agreement.

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

The Partnership depreciates its container rental equipment based on certain estimates related to the container's useful life and salvage value. These estimates are based upon assumptions about future demand for leased containers and the estimated sales price at the end of the container's useful life. Effective July 1, 2002, the Partnership revised its estimate for container salvage value from a percentage of equipment cost to an estimated dollar residual value. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates. If the estimates regarding residual value and remaining useful life of the containers were to decline, depreciation expense would increase, adversely affecting the Partnership's operating results.

Additionally, the recoverability of the recorded amounts of containers to be held for continued use and identified for sale in the ordinary course of business are evaluated to ensure that containers held for continued use are not impaired and that containers identified for sale are recorded at amounts that do not exceed the estimated fair value of the containers. Containers to be held for continued use are considered impaired and are written down to estimated fair value when the estimated future undiscounted cash flows are less than the recorded values. Containers identified for sale are written down to estimated fair value when the recorded value exceeds the estimated fair value. In determining the estimated future undiscounted cash flows and fair value of containers, assumptions are made regarding future demand and market conditions for leased containers and the sales prices for used containers. If actual market conditions are less favorable than those projected or if actual sales prices are lower than those estimated by the Partnership, additional write-downs may be required and/or losses may be realized. Any additional write-down or losses would adversely affect the Partnership's operating results.

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

SFAS No. 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The Partnership adopted SFAS No. 144 on January 1, 2002 and there was no material impact on the Partnership's financial condition, operating results or cash flow.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses of Debt Extinguishments" and an amendment of that Statement, FASB Statement No. 64. SFAS No. 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." FASB 145 also amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These rescissions and amendment are not anticipated to have a material impact on the financial statements of the Partnership.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated With Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Partnership anticipates that the adoption of SFAS No. 146 will not have a material impact on its financial statements.

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

The foregoing includes forward-looking statements and predictions about possible or future events, results of operations and financial condition. These statements and predictions may prove to be inaccurate, because of the assumptions made by the Partnership or the General Partners or the actual development of future events. No assurance can be given that any of these forward-looking statements or predictions will ultimately prove to be correct or even substantially correct. The risks and uncertainties in these forward-looking statements include, but are not limited to, changes in demand for leased containers, changes in global business conditions and their effect on world trade, future modifications in the way in which the Partnership's lessees conduct their business or of the profitability of their business, increases or decreases in new container prices or the availability of financing therefore, alterations in the costs of maintaining and repairing used containers, increases in competition, changes in the Partnership's ability to maintain insurance for its containers and its operations, the effects of political conditions on worldwide shipping and demand for global trade or of other general business and economic cycles on the Partnership, as well as other risks detailed herein and from time to time in the Partnership's filings with the Securities and Exchange Commission. The Partnership does not undertake any obligation to update forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Inapplicable.

Item 4.  Controls and Procedures

Based on an evaluation of the Partnership's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934) conducted within ninety days of the filing date of this report, the managing general partner's principal executive officer and principal financial officer have found those controls and procedures to be effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II

Item 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibits 99.1 and 99.2 Certifications pursuant to 18 U.S.C. Section 1350, as adopted, and regarding Section 906 of the Sarbanes-Oxley Act of 2002.

    (b)  Not applicable.



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


                                   TCC EQUIPMENT INCOME FUND
                                   A California Limited Partnership

                                   By Textainer Financial Services Corporation
                                   The Managing General Partner



                                   By _______________________________
                                      Ernest J. Furtado
                                      Chief Financial Officer

Date:  November 19, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                             Date

________________________                 Chief Financial Officer, Senior                   November 19, 2002
Ernest J. Furtado                        Vice President and Secretary






________________________                 President                                         November 19, 2002
John A. Maccarone

Part II

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits 99.1 and 99.2 Certifications pursuant to 18 U.S.C. Section 1350, as adopted, and regarding Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Not applicable.



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


                                   TCC EQUIPMENT INCOME FUND
                                   A California Limited Partnership

                                   By Textainer Financial Services Corporation
                                   The Managing General Partner



                                   By /s/Ernest J. Furtado
                                      __________________________________
                                      Ernest J. Furtado
                                      Chief Financial Officer


Date:  November 19, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                              Date




/s/Ernest J. Furtado
________________________________            Chief Financial Officer, Senior                    November 19, 2002
Ernest J. Furtado                           Vice President and Secretary





/s/John A. Maccarone                        President                                          November 19, 2002
________________________________
John A. Maccarone

CERTIFICATIONS

I, John A. Maccarone, certify that:

1. I have reviewed this quarterly report on form 10-Q of TCC Equipment Income Fund;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ( the "Evaluation Date"); and

      c.)   presented in  this   quarterly   report our  conclusions  about  the
            effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls ; and

      b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 19, 2002

                                             /s/ John A. Maccarone
                                             ___________________________________
                                             John A. Maccarone
                                             President and Director of TFS

CERTIFICATIONS

I, Ernest J. Furtado, certify that:

1. I have reviewed this quarterly report on form 10-Q of TCC Equipment Income Fund;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ( the "Evaluation Date"); and

      c.)   presented in  this   quarterly   report our  conclusions  about  the
            effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls ; and

      b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 19, 2002

                                 /s/ Ernest J. Furtado
                                 _______________________________________________
                                 Ernest J. Furtado
                                 Chief Financial Officer, Senior Vice President, Secretary and Director of TFS

                                  EXHIBIT 99.1



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of TCC Equipment Income Fund, (the "Registrant") on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 19, 2002 with the Securities and Exchange Commission (the "Report"), I, John A. Maccarone, the President and Director of Textainer Financial Services Corporation ("TFS") and Principal Executive Officer of TFS, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i)      The Report fully complies with the requirements of Section 13(a) or  15
         (d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.



November 19, 2002



                                         By  /s/ John A. Maccarone
                                             _______________________________
                                             John A. Maccarone
                                             President and Director of TFS

                                  EXHIBIT 99.2



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of TCC Equipment Income Fund. (the "Registrant") on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 19, 2002 with the Securities and Exchange Commission (the "Report"), I, Ernest J. Furtado, Chief Financial Officer, Senior Vice President, Secretary and Director of Textainer Financial Services Corporation ("TFS") and Principal Financial and Accounting Officer of TFS, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i)      The Report fully complies with the requirements of Section 13(a) or  15
         (d) of the Securities Exchange Act of 1934; and

(ii)     The information   contained in  the  Report   fairly   presents, in all
         material respects, the financial condition, results of operations and cash flows of the Registrant.



November 19, 2002



                             By  /s/ Ernest J. Furtado
                                 _______________________________________________
                                 Ernest J. Furtado
                                 Chief Financial Officer, Senior Vice President, Secretary and Director of TFS