Form 10-Q
period 2003-03-31
TCC EQUIPMENT INCOME FUND
filed 2003-05-13
CIK 820083

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


May 13, 2003


Securities and Exchange Commission
Washington, DC  20549

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of TCC Equipment Income Fund (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the First Quarter ended March 31, 2003.

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


                  For the quarterly period ended March 31, 2003


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

                                 Yes [X] No [ ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Quarterly Report on Form 10-Q for the
Quarter Ended March 31, 2003

Table of Contents
-----------------------------------------------------------------------------------------------------------------



                                                                                                             Page
Item 1.   Financial Statements (unaudited)

          Balance Sheets - March 31, 2003
          and December 31, 2002.............................................................................    3


          Statements of Operations for the three months
          ended March 31, 2003 and 2002.....................................................................    4


          Statements of Partners' Capital for the three months
          ended March 31, 2003 and 2002.....................................................................    5


          Statements of Cash Flows for the three months
          ended March 31, 2003 and 2002.....................................................................    6


          Notes to Financial Statements.....................................................................    8


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................................................   14


Item 3.   Quantitative and Qualitative Disclosures about Market Risk........................................   21


Item 4.   Controls and Procedures...........................................................................   21



TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Balance Sheets

March 31, 2003 and December 31, 2002
(Amounts in thousands)
(unaudited)
---------------------------------------------------------------------------------------------------------


                                                                              2003               2002
                                                                         -------------      -------------
Assets
Container rental equipment, net of accumulated
   depreciation of  $6,127 (2002:  $6,154) (note 4)                      $      5,572       $      5,832
Cash                                                                              428                513
Accounts receivable, net of allowance for doubtful
   accounts of $18 (2002:  $24)                                                   406                410
Due from affiliates, net (note 2)                                                  39                 29
Prepaid expenses                                                                    3                 17
                                                                         -------------      -------------

                                                                         $      6,448       $      6,801
                                                                         =============      =============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                      $        124       $        128
   Accrued liabilities                                                             21                 27
   Accrued recovery costs                                                          19                 18
   Accrued damage protection plan costs                                            42                 43
   Deferred damage protection plan revenue                                         22                 22
                                                                         -------------      -------------

       Total liabilities                                                          228                238
                                                                         -------------      -------------

Partners' capital:
   General partners                                                                 -                  -
   Limited partners                                                             6,220              6,563
                                                                         -------------      -------------

       Total partners' capital                                                  6,220              6,563
                                                                         -------------      -------------


                                                                         $      6,448       $      6,801
                                                                         =============      =============




See accompanying notes to financial statements



TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Operations

For the three months ended March 31, 2003 and 2002
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
---------------------------------------------------------------------------------------------------------------

                                                                             2003                    2002
                                                                       ----------------        ----------------
Rental income                                                          $           429         $           404
                                                                       ----------------        ----------------

Costs and expenses:
   Direct container expenses                                                       102                     127
   Bad debt (benefit) expense                                                       (1)                      7
   Depreciation (note 4)                                                           176                     156
   Write-down of containers (note 4)                                                 6                      55
   Professional fees                                                                 8                      10
   Management fees to affiliates (note 2)                                           39                      39
   General and administrative costs to affiliates (note 2)                          21                      23
   Other general and administrative costs                                            4                      18
   Loss on sale of containers, net                                                   8                      27
                                                                       ----------------        ----------------

                                                                                   363                     462
                                                                       ----------------        ----------------

   Income (loss) from operations                                                    66                     (58)
                                                                       ----------------        ----------------

   Interest income                                                                   1                       2
                                                                       ----------------        ----------------

    Net earnings (loss)                                                $            67         $           (56)
                                                                       ================        ================

Allocation of net earnings (loss) (note 2):
   General partners                                                    $             5         $             6
   Limited partners                                                                 62                     (62)
                                                                       ----------------        ----------------

                                                                       $            67         $           (56)
                                                                       ================        ================
Limited partners' per unit share
   of net earnings (loss)                                              $          0.04         $         (0.04)
                                                                       ================        ================

Limited partners' per unit share
   of distributions                                                    $          0.28         $          0.30
                                                                       ================        ================

Weighted average number of limited
   partnership units outstanding                                             1,412,199               1,428,963
                                                                       ================        ================



See accompanying notes to financial statements

TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Partners' Capital

For the three months ended March 31, 2003 and 2002
(Amounts in thousands)
(unaudited)
-------------------------------------------------------------------------------------------------------------

                                                                          Partners' Capital
                                                        -----------------------------------------------------
                                                           General            Limited               Total
                                                        -------------      -------------        -------------
Balances at January 1, 2002                             $          -       $      8,043         $      8,043

Distributions                                                     (6)              (430)                (436)

Redemptions (note 5)                                               -                (21)                 (21)

Net earnings (loss)                                                6                (62)                 (56)
                                                        -------------      -------------        -------------

Balances at March 31, 2002                              $          -       $      7,530         $      7,530
                                                        =============      =============        =============

Balances at January 1, 2003                             $          -       $      6,563         $      6,563

Distributions                                                     (5)              (390)                (395)

Redemptions (note 5)                                               -                (15)                 (15)

Net earnings                                                       5                 62                   67
                                                        -------------      -------------        -------------

Balances at March 31, 2003                              $          -       $      6,220         $      6,220
                                                        =============      =============        =============





See accompanying notes to financial statements

TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Cash Flows

For the three months ended March 31, 2003 and 2002
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------------


                                                                                      2003              2002
                                                                                  ------------      ------------
Cash flows from operating activities:
     Net earnings (loss)                                                          $        67       $       (56)
     Adjustments to reconcile net earnings (loss) to
       net cash provided by operating activities:
        Depreciation (note 4)                                                             176               156
        Write-down of containers (note 4)                                                   6                55
        (Decrease) increase in allowance for doubtful accounts                             (6)                6
        Loss on sale of containers                                                          8                27
        (Increase) decrease in assets:
           Accounts receivable                                                             10                64
           Due from affiliates, net                                                       (31)               14
           Prepaid expenses                                                                14                 1
        Increase (decrease) in liabilities:
           Accounts payable and accrued liabilities                                       (10)               (2)
           Accrued recovery costs                                                           1               (17)
           Damage protection plan costs                                                    (1)               (1)
           Deferred damage protection plan revenue                                          -                (1)
                                                                                  ------------      ------------

                Net cash provided by operating activities                                 234               246
                                                                                  ------------      ------------

Cash flows from investing activities:
     Proceeds from sale of containers                                                      91               166
                                                                                  ------------      ------------

                Net cash provided by investing activities                                  91               166
                                                                                  ------------      ------------

Cash flows from financing activities:
     Redemptions of limited partnership units                                             (15)              (21)
     Distributions to partners                                                           (395)             (436)
                                                                                  ------------      ------------

                Net cash used in financing activities                                    (410)             (457)
                                                                                  ------------      ------------

Net decrease in cash                                                                      (85)              (45)

Cash at beginning of period                                                               513               533
                                                                                  ------------      ------------

Cash at end of period                                                             $       428       $       488
                                                                                  ============      ============

See accompanying notes to financial statements

TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements Of Cash Flows--Continued

For the three months ended March 31, 2003 and 2002
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of distributions to partners and proceeds from sale of containers which had not been paid or received as of March
31, 2003 and 2002, and December 31, 2002 and 2001, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the three-month periods ended March
31, 2003 and 2002.

                                                               Mar. 31        Dec. 31        Mar. 31        Dec. 31
                                                                2003           2002           2002           2001
                                                             -----------    -----------    -----------    -----------
Distributions to partners included in:
     Due to affiliates..............................             $ 1            $ 1            $  2          $  2

Proceeds from sale of containers included in:
     Due from affiliates............................              38             59             110           110

The following table summarizes the amounts of distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the three-month periods ended March 31, 2003 and 2002.

                                                                                               2003          2002
                                                                                               ----          ----

Distributions to partners declared....................................                         $395          $436
Distributions to partners paid........................................                          395           436

Proceeds from sale of containers recorded.............................                           70           166
Proceeds from sale of containers received.............................                           91           166

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to net investment in direct finance leases. There were no such transfers during the three-month period ended March 31, 2003. The carrying value of containers transferred during the three-month period ended March 31, 2002 was $3.


See accompanying notes to financial statements

TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Notes To Financial Statements

For the three months ended March 31, 2003 and 2002
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------


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

     The final termination and winding up of the Partnership, as well as payment of liquidating and/or final distributions, will occur at the end of the liquidation phase when all or substantially all of the Partnership's containers have been sold and the Partnership begins its dissolution. The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and payments of liabilities in the ordinary course of business.

     The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 2003 and December 31, 2002 and the results of its operations, changes in partners' capital and cash flows for the three-month periods ended March 31, 2003 and 2002, have been made.

     The financial information presented herein should be read in conjunction with the audited financial statements and other accompanying notes included in the Partnership's annual audited financial statements as of and for the year ended December 31, 2002, in the Annual Report filed on Form 10-K.

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

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated With Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Partnership adopted SFAS No. 146 on January 1, 2003 and there was no material impact on the Partnership's financial condition, operating results or cash flow.

     Certain reclassifications, not affecting net earnings, have been made to prior year amounts in order to conform to the 2003 financial statement presentation.

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

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $9 and $11 of incentive management fees during the three-month periods ended March 31, 2003 and 2002, respectively. There were no equipment liquidation fees incurred during the three-month periods ended March 31, 2003 and 2002.

     The Partnership's containers are managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at March 31, 2003 and December 31, 2002.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $30 and $28 for the three-month periods ended March 31, 2003 and 2002, respectively.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TEM and TFS. Total general and administrative costs allocated to the Partnership during the three-month periods ended March 31, 2003 and 2002 were as follows:

                                               2003       2002
                                               ----       ----

          Salaries                              $12        $13
          Other                                   9         10
                                                 --         --
            Total general and
               administrative costs             $21        $23
                                                 ==         ==

     TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs either based on the ratio of the Partnership's investors to the total number of investors of all limited partnerships managed by TFS or equally among all the limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership during the three-month periods ended March 31, 2003 and 2002:

                                              2003        2002
                                              ----        ----

              TEM                              $18         $20
              TFS                                3           3
                                                --          --
                Total general and
                   administrative costs        $21         $23
                                                ==          ==


     At March 31, 2003 and December 31, 2002, due from affiliates, net is comprised of:

                                                          2003       2002
                                                          ----       ----
         Due from affiliates:
                  Due from TEM...................          $55        $39
                                                            --         --

         Due to affiliates:
                  Due to TCC.....................            6          3
                  Due to TFS.....................           10          7
                                                            --         --
                                                            16         10
                                                            --         --
            Due from affiliates, net                       $39        $29
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

Note 3.  Lease Rental Income

     Leasing income arises principally from the renting of containers to various international shipping lines. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for terms of five years or less. The following is the lease mix of the on-lease containers (in units) at March 31, 2003 and 2002:

                                                            2003          2002
                                                            ----          ----

              On-lease under master leases                 2,134         1,896
              On-lease under long-term leases                942           761
                                                           -----         -----

                 Total on-lease containers                 3,076         2,657
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

     The remaining containers are off-lease and are being stored primarily at a large number of storage depots. At March 31, 2003 and 2002, the Partnership's off-lease containers were located in the following locations:

                                                   2003          2002
                                                   ----          ----

              Americas                              367           458
              Europe                                167           293
              Asia                                  105           772
              Other                                  21            32
                                                    ---         -----

                 Total off-lease containers         660         1,555
                                                    ===         =====

     At March 31, 2003, approximately 10% of the Partnership's off-lease containers had been specifically identified as for sale and are carried at lower of cost or estimated disposal proceeds.

Note 4. Container Rental Equipment

     Effective July 1, 2002, the Partnership revised its estimate for container salvage value from a percentage of equipment cost to an estimated dollar residual value. The effect of this change for the three-month period ended March 31, 2003 was an increase to depreciation expense of $29. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates.

     The Partnership stopped purchasing containers in 1998, but its leasing activities are affected by fluctuations in new container prices. New container prices steadily declined from 1995 through 1999 and have remained low through the beginning of 2003. As a result, the cost of new containers purchased during 1995 through 1997 is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at March 31, 2003 and 2002 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of some of these containers was required. The Partnership wrote down the value of these containers to their estimated net realizable value, which was based on recent sales prices less cost to sell. During the three-month periods ended March 31, 2003 and 2002, the Partnership recorded write down expenses of $6 and $55, respectively, on 13 and 107 containers identified as for sale and requiring a reserve. At March 31, 2003 and 2002, the net book value of the 64 and 203 containers identified for sale was $43 and $158, respectively.

     The Partnership sold 14 previously written down containers for a gain of $1 during the three-month period ended March 31, 2003 and sold 73 previously written down containers for a loss of $5 during the same period in 2002. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs.

     The Partnership also sold containers that had not been written down and recorded losses of $9 and $22 during the three-month periods ended March 31, 2003, and 2002, respectively.

     As more containers are subsequently identified as for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers. The Partnership will continue to evaluate the recoverability of the recorded amounts of container rental equipment.

Note 5.  Redemptions

     The following redemptions were consummated by the Partnership during the three-month periods ended March 31, 2003 and 2002:


                                                               Units              Average
                                                             Redeemed        Redemption Price         Amount Paid
                                                             --------        ----------------         -----------
       Total Partnership redemptions as of
         December 31, 2001.........................           40,966              $6.36                   $260

       Three-month period ended:
         March 31, 2002............................            4,625              $4.64                     21
                                                              ------                                       ---

       Total Partnership redemptions as of
         March 31, 2002............................           45,591              $6.16                   $281
                                                              ======                                       ===

       Total Partnership redemptions as of
         December 31, 2002.........................           58,115              $5.68                   $330

       Three-month period ended:
         March 31, 2003............................            4,240              $3.54                     15
                                                              ------                                       ---

       Total Partnership redemptions as of
         March 31, 2003............................           62,355              $5.53                   $345
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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three-month periods ended March 31, 2003 and 2002. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

The Partnership invests working capital and cash flow from operating and investing activities prior to its distribution to the partners in short-term, liquid investments. Rental income and proceeds from container sales are the Partnership's principal sources of liquidity and the source of funds for distributions. Rental income and container sales prices are affected by market conditions for leased and used containers. Market conditions are discussed more fully in "Results of Operations." The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

During the three-month period ended March 31, 2003, the Partnership declared cash distributions to limited partners pertaining to the fourth quarter of 2002 in the amount of $390, which represented $0.28 per unit. On a cash basis, as reflected on the Statements of Cash Flows, after paying redemptions and general partner distributions, $214 of these distributions was from operating activities and the balance of $176 was a return of capital. On an accrual basis, as reflected on the Statements of Partners' Capital, after paying redemptions, $47 of these distributions were from current year earnings and $343 was a return of capital.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the three-month period ended March 31, 2003, the Partnership redeemed 4,240 units for a total dollar amount of $15. The Partnership used cash flow from operations to pay for the redeemed units.

Net cash provided by operating activities for the three-month periods ended March 31, 2003 and 2002, was $234 and $246, respectively. The decrease of $12, or 5% was primarily attributable to the fluctuations in gross accounts receivable and due from affiliates, net, offset by the fluctuations in net earnings (loss), adjusted for non-cash transactions and accrued recovery costs. The decrease of $10 in gross accounts receivable for the three-month period ended March 31, 2003 was primarily due to a decline in the average collection period of accounts receivable. The decrease of $64 in gross accounts receivable during the same period in 2002 was primarily due to a decrease in rental income, offset by an increase in the average collection period of accounts receivable. The fluctuations in due from affiliates, net resulted from timing differences in the payment of expenses, fees, and distributions and the remittance of net rental revenues and container sales proceeds, as well as in fluctuations in these amounts. Net earnings (loss), adjusted for non-cash transactions, fluctuated primarily due to the increase in rental income and the decrease in direct container expenses. These items are discussed more fully under "Results of Operations." The decrease in accrued recovery costs of $17 during the three-month period ended March 31, 2002 was primarily due to an adjustment made to eliminate the reserve for certain containers that were determined to be unrecoverable.

For the three-month periods ended March 31, 2003 and 2002, net cash provided by investing activities (the sale of containers) was $91 and $166, respectively. The decrease of $75 was due to the Partnership selling fewer containers during the three-month period ended March 31, 2003, compared to the equivalent period in 2002. Some containers sold were located in low demand locations, and these sales were driven by the liquidation plans discussed above, and by adverse market conditions in these locations. Until demand for containers improves in certain low demand locations, the Partnership plans to continue selling some of its containers that are off-lease in these locations rather than incurring the expense of repositioning them. Although the average sales prices were comparable between the periods, generally, the sales prices received on container sales continued to decrease as a result of current market conditions, which have adversely affected the value of used containers. The sale of containers in low demand locations, the decline in value for used containers, and the related market conditions are discussed more fully under "Results of Operations."

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

Results of Operations

The Partnership's income from operations, which consists primarily of rental income less costs and expenses (including container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses) was directly related to the size of the container fleet during the three-month periods ended March 31, 2003 and 2002, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                      2003            2002
                                                      ----            ----

         Beginning container fleet...............    3,822           4,416
         Ending container fleet..................    3,736           4,212
         Average container fleet.................    3,779           4,314

The average container fleet decreased 12% from the three-month period ended March 31, 2002 to the comparable period in 2003, primarily due to the continuing sale of containers (i) that had reached the end of their useful lives or (ii) that an analysis had indicated that their sale was otherwise warranted. Included in this second group were containers located in low demand locations. The Partnership expects that the size of its container fleet will further decline as additional containers are sold for these reasons and as the Partnership continues its liquidation plans. The Partnership expects rental income to decline as the container fleet declines. While the decline in the container fleet resulted in lower rental income, this decrease was more than offset by the improvement in utilization, resulting in the increase in rental income from the three-month period ended March 31, 2002 to the same period in 2003. An overall decline in rental income is expected to continue in future years, as the size of the Partnership's container fleet continues to decrease.

Rental income and direct container expenses are also affected by the average utilization of the container fleet, which was 80% and 60% on average during the three-month periods ended March 31, 2003 and 2002, respectively. The remaining container fleet is off-lease and is being stored primarily at a large number of storage depots. At March 31, 2003 and 2002, utilization was 82% and 63%, respectively, and the Partnership's off-lease containers (in units) were located in the following locations:

                                                  2003          2002
                                                  ----          ----

              Americas                             367           458
              Europe                               167           293
              Asia                                 105           772
              Other                                 21            32
                                                   ---         -----

                 Total off-lease containers        660         1,555
                                                   ===         =====

At March 31, 2003 approximately 10% of the Partnership's off-lease containers had been specifically identified as for sale.

In addition to utilization, rental income is affected by daily rental rates. The average daily rental rate decreased 11% between the periods. The decrease in the average rental rate was due to declines in both master and long term lease rates, which are the two principal types of leases for the Partnership's containers. The majority of the Partnership's rental income was generated from leasing of the Partnership's containers under master operating leases, but in the past several years an increasing percentage of the Partnership's containers have been on lease under long term leases. At March 31, 2003 and 2002, 31% and 29%, respectively, of the Partnership's on-lease containers were on lease under long term leases. Long term leases generally have lower rental rates than master leases because the lessees have contracted to lease the containers for several years and cannot return the containers prior to the termination date without a penalty. Fluctuations in rental rates under either type of lease generally will affect the Partnership's operating results.

The following is a comparative analysis of the results of operations for the three-month periods ended March 31, 2003 and 2002.

The Partnership's income (loss) from operations for the three-month periods ending March 31, 2003 and 2002 was $66 and ($58), respectively, on rental income of $429 and $404, respectively. The increase in rental income of $25, or 6%, from the three-month period ended March 31, 2002 to the comparable period in 2003 was attributable to increases in income from container rentals and other rental income, which is discussed below. Income from container rentals, the major component of total revenue, increased $18, or 5%, primarily due to the increase in average on-hire utilization of 33%, offset by decreases in average fleet size of 12% and average rental rates of 11% between the periods.

Beginning in March 2002, utilization began to improve and improved steadily through the end of 2002 due to:

o   An increase in export cargo out of Asia
o Prior repositioning of containers to Asia which placed large quantities of containers in areas of high demand
o Disposal of older containers and fewer purchases of new containers by both container lessors and shipping lines in 2001 and 2002, resulting in an overall better-balanced supply of containers
o The labor disagreement that affected U.S. West Coast ports in the third and part of the fourth quarter had short-term positive effects on demand for containers as shipping lines were not able to reposition enough containers to Asia and had to lease more containers to meet their customers' demands

Utilization declined slightly in the first quarter of 2003, which is traditionally a slow period for container demand. Rental rates also declined slightly primarily due to low new container prices, low interest rates and low rates offered by competitors. The General Partners are cautiously optimistic that current utilization levels can be maintained or improved during the next several months. However, the General Partners caution that market conditions could deteriorate again due to global economic and political conditions. Demand for leased containers could therefore weaken again and result in a decrease in utilization and further declines in lease rates and container sale prices, adversely affecting the Partnership's operating results.

Despite the improvement in utilization since early 2002, the Partnership continues to sell (rather than reposition) some older containers located in low demand locations. For the number of off-lease containers located in the lower demand locations in the Americas and Europe, see chart above. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. The majority of the containers sold are older containers. The expected economic benefit of continuing to own these older containers is significantly less than that of newer containers. This is due to their shorter remaining marine life, the cost to reposition them, and the shipping lines' preference for leasing newer containers when they have a choice.

Once the decision was made to sell containers, the Partnership wrote down the value of these specifically identified containers when the carrying value was greater than the container's estimated net realizable value, which was based on recent sales prices less cost of sales. The sale of these containers is discussed in more detail below.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the three-month period ended March 31, 2003, other rental income was $67, an increase of $7 from the equivalent period in 2002. The increase in other rental income was primarily due to an increase in location income of $7. Location income increased primarily due to the increase in charges to one lessee who required containers to be delivered to specific locations.

Direct container expenses decreased $25, or 20%, from the three-month period ended March 31, 2002 to the equivalent period in 2003. The decrease was primarily due to the decrease in storage expense of $47, offset by the increase in repositioning expense of $26. Storage expense decreased due to the increase in utilization noted above and the decrease in the average storage cost per container. Repositioning expense increased due to an increase in the average repositioning costs due to (i) expensive repositioning moves related to one lessee who required containers to be delivered to certain locations as discussed above and (ii) longer, more expensive average repositioning moves. This increase was partially offset by the decline in the number of containers repositioned between the periods.

Bad debt (benefit) expense was ($1) and $7 for the three-month periods ended March 31, 2003 and 2002, respectively. Fluctuations in bad debt expense (benefit) reflect the required adjustment to the bad debt reserve, after deductions had been taken against the reserve, and are based on management's then current estimates of the portion of accounts receivable that may not be collected, and which will not be covered by insurance. These estimates are based primarily on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. The benefit recorded during the three-month period ended March 31, 2003 reflects a lower reserve requirement from December 31, 2002. The expense recorded during the three-month period ended March 31, 2002 reflects a higher reserve requirement from December 31, 2001.

Depreciation expense increased $20, or 13%, from the three-month period ended March 31, 2002 to the comparable period in 2003, primarily due to an increase in the depreciation rate as a result of changes in estimated salvage values as discussed below, offset by the decrease in average fleet size noted above.

Effective July 1, 2002, the Partnership revised its estimate for container salvage value from a percentage of equipment cost to an estimated dollar residual value. The effect of this change for the three-month period ended March 31, 2003 was an increase to depreciation expense of $29. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates.

The Partnership stopped purchasing containers in 1998, but its leasing activities are affected by fluctuations in new container prices. New container prices steadily declined from 1995 through 1999 and have remained low through the beginning of 2003. As a result, the cost of new containers purchased during 1995 through 1997 is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at March 31, 2003 and 2002 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of some of these containers was required. The Partnership wrote down the value of these containers to their estimated net realizable value, which was based on recent sales prices less cost to sell. The containers written down included those located in low demand locations and identified for sale as discussed above. During the three-month periods ended March 31, 2003 and 2002, the Partnership recorded write down expense of $6 and $55, respectively, on 13 and 107 containers identified as for sale and requiring a reserve. At March 31, 2003 and 2002, the net book value of the 64 and 203 containers identified for sale was $43 and $158, respectively.

The Partnership sold 14 previously written down containers for a gain of $1 during the three-month period ended March 31, 2003 and sold 73 previously written down containers for a loss of $5 during the same period in 2002. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs.

The Partnership also sold containers that had not been written down and recorded losses of $9 and $22 during the three-month periods ended March 31, 2003, and 2002, respectively.

As more containers are subsequently identified as for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers. The Partnership will continue to evaluate the recoverability of the recorded amounts of container rental equipment.

Management fees to affiliates were $39 for both the three-month periods ended March 31, 2003 and 2002 as the increase in equipment management fees was offset by the decrease in incentive management fees. Equipment management fees increased due to the increase in rental income, upon which equipment management fees are primarily based. These fees were approximately 7% of rental income for these periods. Incentive management fees, decreased primarily due to (i) the decrease in the amount of distributions paid from cash from operations and (ii) decreases in partners' capital due to redemptions of limited partners units.

General and administrative costs to affiliates were comparable at $21 and $23 during the three-month periods ended March 31, 2003 and 2002, respectively.

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

Other general and administrative costs decreased $14 from the three-month period ended March 31, 2002 to the same period in 2003. The decrease was primarily due to decreases in other service fees between the periods.

Loss on sale of containers decreased $19 from the three-month period ended March 31, 2002 to the comparable period in 2003. The decrease in loss on sale of containers was primarily due to the Partnership selling fewer containers at a lower average loss during the three-month period ended March 31, 2003 than in the same period in 2002.

Net earnings/(loss) per limited partnership unit fluctuated from a loss of $0.04 during the three-month period ended March 31, 2002 to earnings of $0.04 during the equivalent period in 2003, reflecting the fluctuation in net earnings/(loss) allocated to limited partners from a loss of $62 to earnings of $62. The allocation of net earnings/(loss) for the three-month periods ended March 31, 2003 and 2002 included special allocations of gross income to the General Partners of $4 and $7, respectively, in accordance with the Partnership Agreement.

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

These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments regarding the carrying values of assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and payments of liabilities in the ordinary course of business.

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

Additionally, the recoverability of the recorded amounts of containers to be held for continued use and identified for sale in the ordinary course of business are evaluated to ensure that containers held for continued use are not impaired and that containers identified for sale are recorded at amounts that do not exceed the estimated fair value of the containers. Containers to be held for continued use are considered impaired and are written down to estimated fair value when the estimated future undiscounted cash flows are less than the recorded values. Containers identified for sale are written down to estimated fair value when the recorded value exceeds the estimated fair value. In determining the estimated future undiscounted cash flows and fair value of containers, assumptions are made regarding future demand and market conditions for leased containers and the sales prices for used containers. If actual market conditions are less favorable than those projected or if actual sales prices are lower than those estimated by the Partnership, additional write-downs may be required and/or losses may be realized. Any additional write-downs or losses would adversely affect the Partnership's operating results.

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


                               TCC EQUIPMENT INCOME FUND
                               A California Limited Partnership

                               By Textainer Financial Services Corporation
                               The Managing General Partner



                               By ______________________________________
                                  Ernest J. Furtado
                                  Chief Financial Officer


Date:  May 13, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________                 Chief Financial Officer, Senior                May 13, 2003
Ernest J. Furtado                        Vice President and Secretary






________________________                 President                                      May 13, 2003
John A. Maccarone

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


Date:  May 13, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date




/s/Ernest J. Furtado
_______________________________          Chief Financial Officer, Senior                May 13, 2003
Ernest J. Furtado                        Vice President and Secretary





/s/John A. Maccarone
_______________________________          President                                      May 13, 2003
John A. Maccarone


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

     b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


May 13, 2003

                                      /s/ John A. Maccarone
                                      _____________________________________
                                      John A. Maccarone
                                      President and Director of TFS

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

     b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


May 13, 2003

                             /s/ Ernest J. Furtado
                             __________________________________________________
                             Ernest J. Furtado
                             Chief Financial Officer, Senior Vice President, Secretary and Director of TFS

                                  EXHIBIT 99.1



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of TCC Equipment Income Fund, (the "Registrant") on Form 10-Q for the quarterly period ended March 31, 2003, as filed on May 13, 2003 with the Securities and Exchange Commission (the "Report"), I, John A. Maccarone, the President and Director of Textainer Financial Services Corporation ("TFS") and Principal Executive Officer of TFS, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


May 13, 2003



                                By  /s/ John A. Maccarone
                                    _________________________________
                                    John A. Maccarone
                                    President and Director of TFS








A signed original of this written statement required by Section 906 has been provided to the Registrant and will be retained by the Registrant and furnished to the Securities and Exchange Commission or its staff upon request.

                                  EXHIBIT 99.2



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of TCC Equipment Income Fund. (the "Registrant") on Form 10-Q for the quarterly period ended March 31, 2003, as filed on May 13, 2003 with the Securities and Exchange Commission (the "Report"), I, Ernest J. Furtado, Chief Financial Officer, Senior Vice President, Secretary and Director of Textainer Financial Services Corporation ("TFS") and Principal Financial and Accounting Officer of TFS, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.



May 13, 2003



                             By  /s/ Ernest J. Furtado
                                 _______________________________________________
                                 Ernest J. Furtado
                                 Chief Financial Officer, Senior Vice President, Secretary and Director of TFS






A signed original of this written statement required by Section 906 has been provided to the Registrant and will be retained by the Registrant and furnished to the Securities and Exchange Commission or its staff upon request.