Form 10-Q
period 2003-06-30
TCC EQUIPMENT INCOME FUND
filed 2003-08-12
CIK 820083

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


August 12, 2003


Securities and Exchange Commission
Washington, DC  20549

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of TCC Equipment Income Fund (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the Second Quarter ended June 30, 2003.

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


                  For the quarterly period ended June 30, 2003


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

Quarterly Report on Form 10-Q for the
Quarter Ended June 30, 2003

Table of Contents
-----------------------------------------------------------------------------------------------------------------




                                                                                                             Page
Part I    Financial Information

    Item 1.   Financial Statements (unaudited)

          Balance Sheets - June 30, 2003
          and December 31, 2002.............................................................................    3


          Statements of Operations for the three and six months
          ended June 30, 2003 and 2002......................................................................    4


          Statements of Partners' Capital for the six months
          ended June 30, 2003 and 2002......................................................................    5


          Statements of Cash Flows for the six months
          ended June 30, 2003 and 2002......................................................................    6


          Notes to Financial Statements.....................................................................    8


    Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................................................   14


    Item 3.   Quantitative and Qualitative Disclosures about Market Risk....................................   22


    Item 4.   Controls and Procedures.......................................................................   22


Part II   Other Information

    Item 6.   Exhibits and Reports on Form 8-K..............................................................   23


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Balance Sheets

June 30, 2003 and December 31, 2002
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------------------------------


                                                                              2003              2002
                                                                         -------------      ------------

Assets
Container rental equipment, net of accumulated
   depreciation of  $6,042, (2002:  $6,154) (note 4)                     $      5,287       $     5,832
Cash                                                                              442               513
Accounts receivable, net of allowance for doubtful
   accounts of $28, (2002:  $24)                                                  378               410
Due from affiliates, net (note 2)                                                  58                29
Prepaid expenses                                                                    2                17
                                                                         -------------      ------------

                                                                         $      6,167       $     6,801
                                                                         =============      ============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                      $        117       $       128
   Accrued liabilities                                                             20                27
   Accrued recovery costs                                                          18                18
   Accrued damage protection plan costs                                            46                43
   Deferred damage protection plan revenue                                         21                22
                                                                         -------------      ------------

       Total liabilities                                                          222               238
                                                                         -------------      ------------

Partners' capital:
   General partners                                                                 -                 -
   Limited partners                                                             5,945             6,563
                                                                         -------------      ------------

       Total partners' capital                                                  5,945             6,563
                                                                         -------------      ------------


                                                                         $      6,167       $     6,801
                                                                         =============      ============


See accompanying notes to financial statements



TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Operations

For the three and six months ended June 30, 2003 and 2002
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
------------------------------------------------------------------------------------------------------------------------------------


                                                                Three months      Three months       Six months        Six months
                                                                    Ended             Ended             Ended             Ended
                                                                June 30, 2003     June 30, 2002     June 30, 2003     June 30, 2002
                                                               ---------------   ---------------   ---------------   ---------------
Rental income                                                  $          417    $          396    $          847    $          800
                                                               ---------------   ---------------   ---------------   ---------------

Costs and expenses:
   Direct container expenses                                              122               152               224               279
   Bad debt expense (benefit)                                              10                (5)                8                 1
   Depreciation (note 4)                                                  169               154               345               310
   Write-down of containers (note 4)                                        4                22                10                77
   Professional fees                                                       11                17                20                26
   Management fees to affiliates (note 2)                                  37                33                76                72
   General and administrative costs to affiliates (note 2)                 19                22                40                45
   Other general and administrative costs                                   5                19                10                37
   Loss (gain) on sale of containers (note 4)                              30               (17)               38                11
                                                               ---------------   ---------------   ---------------   ---------------

                                                                          407               397               771               858
                                                               ---------------   ---------------   ---------------   ---------------

   Income (loss) from operations                                           10                (1)               76               (58)
                                                               ---------------   ---------------   ---------------   ---------------

Interest income                                                             1                 2                 2                 3
                                                               ---------------   ---------------   ---------------   ---------------


    Net earnings (loss)                                        $           11    $            1    $           78    $          (55)
                                                               ===============   ===============   ===============   ===============

Allocation of net earnings (loss) (note 2):
   General partners                                            $            4    $            5    $            9    $           11
   Limited partners                                                         7                (4)               69               (66)
                                                               ---------------   ---------------   ---------------   ---------------

                                                               $           11    $            1    $           78    $          (55)
                                                               ===============   ===============   ===============   ===============
Limited partners' per unit share
   of net earnings (loss)                                      $         0.00    $         0.00    $         0.05    $        (0.05)
                                                               ===============   ===============   ===============   ===============

Limited partners' per unit share
   of distributions                                            $         0.20    $         0.25    $         0.48    $         0.55
                                                               ===============   ===============   ===============   ===============

Weighted average number of limited
   partnership units outstanding                                    1,412,199         1,428,963         1,412,199         1,428,963
                                                               ===============   ===============   ===============   ===============

See accompanying notes to financial statements



TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Partners' Capital

For the six months ended June 30, 2003 and 2002
(Amounts in thousands)
(unaudited)
-----------------------------------------------------------------------------------------------------------

                                                                          Partners' Capital
                                                         --------------------------------------------------

                                                           General            Limited             Total
                                                        -------------      -------------      -------------
Balances at January 1, 2002                             $          -       $      8,043       $      8,043

Distributions                                                    (11)              (787)              (798)

Redemptions (note 5)                                               -                (21)               (21)

Net earnings (loss)                                               11                (66)               (55)
                                                        -------------      -------------      -------------

Balances at June 30, 2002                               $          -       $      7,169       $      7,169
                                                        =============      =============      =============

Balances at January 1, 2003                             $          -       $      6,563       $      6,563

Distributions                                                     (9)              (672)              (681)

Redemptions (note 5)                                               -                (15)               (15)

Net earnings                                                       9                 69                 78
                                                        -------------      -------------      -------------

Balances at June 30, 2003                               $          -       $      5,945       $      5,945
                                                        =============      =============      =============





See accompanying notes to financial statements


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Cash Flows

For the six months ended June 30, 2003 and 2002
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------------


                                                                                      2003              2002
                                                                                  ------------      ------------
Cash flows from operating activities:
     Net earnings (loss)                                                          $        78       $       (55)
     Adjustments to reconcile net earnings (loss) to
       net cash provided by operating activities:
        Depreciation (note 4)                                                             345               310
        Write-down of containers (note 4)                                                  10                77
        Increase (decrease) in allowance for doubtful accounts                              4                 1
        Loss on sale of containers                                                         38                11
        (Increase) decrease in assets:
           Accounts receivable                                                             29                74
           Due from affiliates, net                                                       (56)              (28)
           Prepaid expenses                                                                15                 3
        Increase (decrease) in liabilities:
           Accounts payable and accrued liabilities                                       (18)                5
           Accrued recovery costs                                                           -               (17)
           Damage protection plan costs                                                     3                (1)
           Deferred damage protection plan revenue                                         (1)               (1)
                                                                                  ------------      ------------

                Net cash provided by operating activities                                 447               379
                                                                                  ------------      ------------

Cash flows from investing activities:
     Proceeds from sale of containers                                                     178               321
                                                                                  ------------      ------------

               Net cash provided by investing activities                                  178               321
                                                                                  ------------      ------------

Cash flows from financing activities:
     Redemptions of limited partnership units                                             (15)              (21)
     Distributions to partners                                                           (681)             (799)
                                                                                  ------------      ------------

                Net cash used in financing activities                                    (696)             (820)
                                                                                  ------------      ------------

Net decrease in cash                                                                      (71)             (120)

Cash at beginning of period                                                               513               533
                                                                                  ------------      ------------

Cash at end of period                                                             $       442       $       413
                                                                                  ============      ============



See accompanying notes to financial statements


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)


Statements Of Cash Flows--Continued

For the six months ended June 30, 2003 and 2002
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of distributions to partners and proceeds from sale of containers which had not been paid or received as of June
30, 2003 and 2002, and December 31, 2002 and 2001, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the six-month periods ended June
30, 2003 and 2002.

                                                               June 30        Dec. 31        June 30        Dec. 31
                                                                 2003          2002            2002           2001
                                                             -----------    -----------    -----------    -----------
Distributions to partners included in:
     Due to affiliates..............................             $ 1            $ 1             $ 1           $  2

Proceeds from sale of containers included in:
     Due from affiliates............................              32             59              88            110

The following table summarizes the amounts of distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the six-month periods ended June 30, 2003 and 2002.

                                                                                               2003           2002
                                                                                               ----           ----

Distributions to partners declared..................................                           $681           $798
Distributions to partners paid......................................                            681            799

Proceeds from sale of containers recorded...........................                            151            299
Proceeds from sale of containers received...........................                            178            321

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The carrying value of containers  transferred during the six-month periods ended
June 30, 2003 and 2002 was $1 and $2, respectively.


See accompanying notes to financial statements

TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Notes To Financial Statements

For the three and six months ended June 30, 2003 and 2002
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------


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

     The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 2003 and December 31, 2002 and the results of its operations for the three and six-month periods ended June 30, 2003 and 2002 and changes in partners' capital and cash flows for the six-month periods ended June 30, 2003 and 2002, have been made.

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

     In June 2002, the FASB issued SFAS No. 146 "Accounting for costs Associated With Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Partnership adopted SFAS No. 146 on January 1, 2003 and there was no material impact on the Partnership's financial condition, operating results or cash flow.

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

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $8 and $17 of incentive management fees during the three and six-month periods ended June 30, 2003, respectively, and $6 and $16 during the comparable periods in 2002, respectively. There were no equipment liquidation fees incurred during the six-month periods ended June 30, 2003 and 2002.

     The Partnership's containers are managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at June 30, 2003 and December 31, 2002.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $29 and $59 for the three and six-month periods ended June 30, 2003, respectively, and $27 and $56, respectively, for the comparable periods in 2002.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TEM and TFS. Total general and administrative costs allocated to the Partnership during the three and six-month periods ended June 30, 2003 and 2002 were as follows:

                                       Three months         Six months
                                      ended June 30,      ended June 30,
                                      --------------      --------------
                                      2003      2002      2003      2002
                                      ----      ----      ----      ----

          Salaries                     $11       $14       $22       $29
          Other                          8         8        18        16
                                        --        --        --        --
            Total general and
               administrative costs    $19       $22       $40       $45
                                        ==        ==        ==        ==

     TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's investors to the total number of investors of all limited partnerships managed by TFS or equally among all the limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership during the three and six-month periods ended June 30, 2003 and 2002:

                                       Three months         Six months
                                      ended June 30,      ended June 30,
                                      --------------      --------------
                                      2003      2002      2003      2002
                                      ----      ----      ----      ----

         TEM                           $17       $19       $35       $38
         TFS                             2         3         5         7
                                        --        --        --        --
           Total general and
              administrative costs     $19       $22       $40       $45
                                        ==        ==        ==        ==

     At June 30, 2003 and December 31, 2002, due from affiliates, net is comprised of:

                                                            2003           2002
                                                            ----           ----
         Due from affiliates:
                  Due from TEM.......................        $70            $39
                                                              --             --

         Due to affiliates:
                  Due to TCC.........................          4              3
                  Due to TFS.........................          8              7
                                                              --             --
                                                              12             10
                                                              --             --

         Due from affiliates, net                            $58            $29
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


Note 3.   Lease Rental Income

     Leasing income arises principally from the renting of containers to various international shipping lines. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for terms of five years or less. The following is the lease mix of the on-lease containers (in units) at June 30, 2003 and 2002:

                                                           2003             2002
                                                           ----             ----

              On-lease under master leases                1,935            2,012
              On-lease under long-term leases             1,139              898
                                                          -----            -----

                 Total on-lease containers                3,074            2,910
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

     The remaining containers are off-lease and are located primarily at a large number of storage depots. At June 30, 2003 and 2002, the Partnership's off-lease containers were in the following locations:

                                                           2003             2002
                                                           ----             ----

              Americas                                      298              446
              Europe                                        129              235
              Asia                                          109              453
              Other                                          25               26
                                                            ---            -----

                 Total off-lease containers                 561            1,160
                                                            ===            =====

     At  June  30,  2003  approximately  12%  of  the  Partnership's   off-lease
     containers had been specifically identified as for sale.


Note 4. Container Rental Equipment

     Effective July 1, 2002, the Partnership revised its estimate for container salvage value from a percentage of equipment cost to an estimated dollar residual value. The effect of this change for the three and six-month periods ended June 30, 2003 was an increase to depreciation expense of $22 and $51, respectively. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates.

     The Partnership stopped purchasing containers in 1998, but its leasing activities are affected by fluctuations in new container prices. New container prices steadily declined from 1995 through 1999 and have remained low through the first half of 2003. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at June 30, 2003 and 2002 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated net realizable value, which was based on recent sales prices less cost to sell. During the six-month periods ended June 30, 2003 and 2002, the Partnership recorded write-down expenses of $10 and $77, respectively, on 32 and 162 containers identified as for sale and requiring a reserve. During the three-month periods ended June 30, 2003 and 2002, the Partnership recorded write-down expenses of $4 and $24, respectively, on 19 and 55 containers identified for sale and requiring a reserve. At June 30, 2003 and 2002, the net book value of the 41 and 168 containers identified for sale was $31 and $146, respectively.

     The Partnership sold 35 previously written down containers for no gain during the six-month period ended June 30, 2003 and sold 160 previously written down containers for a loss of $16 during the same period in 2002. During the three-month period ended June 30, 2003 the Partnership sold 21 previously written down containers for a loss of $1 and sold 87 previously written down containers for a loss of $11 during the same period in 2002. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs.

     The Partnership also sold containers that had not been written down and recorded a loss of $38 and a gain of $5 during the six-month periods ended June 30, 2003, and 2002, respectively. During the three-month periods ended June 30, 2003 and 2002, the Partnership recorded a loss of $29 and a gain of $28, respectively, on the sale of containers that had not been written down.

     As more containers are subsequently identified as for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers. The Partnership will continue to evaluate the recoverability of the recorded amounts of container rental equipment.


Note 5.   Redemptions

     The following redemptions were consummated by the Partnership during the six-month periods ended June 30, 2003 and 2002:


                                                               Units              Average
                                                             Redeemed        Redemption Price           Amount Paid
                                                             --------        ----------------           -----------
       Total Partnership redemptions as of
         December 31, 2001.......................             40,966               $6.36                    $260

       Six-month period ended
         June 30, 2002...........................              4,625               $4.64                      21
                                                              ------                                         ---

       Total Partnership redemptions as of
         June 30, 2002...........................             45,591               $6.16                    $281
                                                              ======                                         ===

       Total Partnership redemptions as
         of December 31, 2002....................             58,115               $5.68                    $330

       Six-month period ended
         June 30, 2003...........................              4,240               $3.54                      15
                                                              ------                                         ---

       Total Partnership redemptions as of
         June 30, 2003...........................             62,355               $5.53                    $345
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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three and six-month periods ended June 30, 2003, and 2002. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

During the six-month period ended June 30, 2003, the Partnership declared cash distributions to limited partners pertaining to the fourth quarter of 2002 through the first quarter of 2003 in the amount of $672, which represented $0.48 per unit. On a cash basis, as reflected on the Statements of Cash Flows, after paying redemptions and general partner distributions, $423 of these distributions was from operating activities and the balance of $249 was a return of capital. On an accrual basis, as reflected on the Statements of Partners' Capital, after paying redemptions, $54 of these distributions were from current year earnings and $618 was a return of capital.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the six-month period ended June 30, 2003, the Partnership redeemed 4,240 units for a total dollar amount of $15. The Partnership used cash from operating activities to pay for the redeemed units.

Net cash provided by operating activities for the six-month periods ended June 30, 2003 and 2002, was $447 and $379, respectively. The increase of $68, or 18%, was primarily due to fluctuations in net earnings (loss), adjusted for non-cash transactions, offset by the fluctuations in gross accounts receivable. Net earnings (loss), adjusted for non-cash transactions, fluctuated primarily due to the increase in rental income and the decrease in direct container expenses. These items are discussed more fully under "Results of Operations." The decrease of $29 in gross accounts receivable for the six-month period ended June 30, 2003 was primarily due to a decline in the average collection period of accounts receivable, partially offset by the increase in rental income. The decrease of $66 in gross accounts receivable during the same period in 2002 was primarily due to the decrease in rental income, partially offset by an increase in the average collection period of accounts receivable.

For the six-month periods ended June 30, 2003 and 2002, net cash provided by investing activities (the sale of containers) was $178 and $321, respectively. The decrease of $143 was due to the Partnership selling fewer containers at lower average sales prices during the six-month period ended June 30, 2003, compared to the equivalent period in 2002. The sales price received on container sales continued to decrease as a result of current market conditions, which have adversely affected the value of used containers. Some of the containers sold were located in low demand locations, and these sales were driven by the liquidation plans discussed above, and by adverse market conditions in these locations. Until demand for containers improves in certain low demand locations, the Partnership plans to continue selling some of its containers that are off-lease in these locations rather than incurring the expense of repositioning them. The sale of containers in these locations, the decline in the value of used containers and the related market conditions are discussed more fully under "Results of Operations."

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

Results of Operations

The Partnership's income from operations, which consists primarily of rental income less costs and expenses (including container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses) was directly related to the size of the container fleet during the six-month periods ended June 30, 2003 and 2002, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:


                                                      2003            2002
                                                      ----            ----

         Beginning container fleet...............    3,822           4,416
         Ending container fleet..................    3,635           4,070
         Average container fleet.................    3,729           4,243

The average container fleet decreased 12% from the six-month period ended June 30, 2002 to the comparable period in 2003, primarily due to the continuing sale of containers (i) that had reached the end of their useful lives or (ii) that an analysis had indicated that their sale was otherwise warranted. Included in this second group were containers located in low demand locations. The Partnership expects that the size of its container fleet will further decline as additional containers are sold for these reasons and as the Partnership continues its liquidation plans. The Partnership expects rental income to decline as the container fleet declines. While the decline in the container fleet resulted in lower rental income, this decrease was more than offset by the improvement in utilization, resulting in the increase in rental income from the six-month period ended June 30, 2002 to the same period in 2003. An overall decline in rental income is expected in future years, as the size of the Partnership's container fleet continues to decrease.

Rental income and direct container expenses are also affected by the average utilization of the container fleet, which was 81% and 63% on average during the six-month periods ended June 30, 2003 and 2002, respectively. The remaining container fleet is off-lease and is located primarily at a large number of storage depots. At June 30, 2003 and 2002, utilization was 85% and 71%, respectively, and the Partnership's off-lease containers (in units) were in the following locations:

                                                  2003         2002
                                                  ----         ----

              Americas                             298          446
              Europe                               129          235
              Asia                                 109          453
              Other                                 25           26
                                                   ---        -----

                 Total off-lease containers        561        1,160
                                                   ===        =====

At June 30, 2003 approximately 12% of the Partnership's off-lease containers had been specifically identified as for sale.

In addition to utilization, rental income is affected by daily rental rates. The average daily rental rate for the Partnership's containers decreased 9% between the periods. Average rental rates declined under both master and long term leases, which are the two principal types of leases for the Partnership's containers. The majority of the Partnership's rental income was generated from leasing of the Partnership's containers under master operating leases, but in the past several years an increasing percentage of the Partnership's containers have been on lease under long term leases. At June 30, 2003 and 2002, 37% and 31%, respectively, of the Partnership's on-lease containers were on lease under long term leases. Long term leases generally have lower rental rates than master leases because the lessees have contracted to lease the containers for several years and cannot return the containers prior to the termination date without a penalty. Fluctuations in rental rates under either type of lease generally will affect the Partnership's operating results.

The following is a comparative analysis of the results of operations for the six-month periods ended June 30, 2003 and 2002.

The Partnership's income (loss) from operations for the six-month periods ending June 30, 2003 and 2002 was $76 and ($58), respectively, on rental income of $847 and $800, respectively. The increase in rental income of $47, or 6%, from the six-month period ended June 30, 2002 to the comparable period in 2003 was attributable to increases in income from container rentals and other rental income, which is discussed below. Income from container rentals, the major component of total revenue, increased $43 or 6%, primarily due to the increase in average on-hire utilization of 29%, offset by the decreases in average fleet size of 12% and average rental rates of 9% between the periods.

Beginning in March 2002, utilization began to improve and improved steadily through the end of 2002 due to:

o         An increase in export cargo out of Asia
o Prior repositioning of containers to Asia which placed large quantities of containers in areas of high demand
o Disposal of older containers and fewer purchases of new containers by both container lessors and shipping lines in 2001 and 2002, resulting in an overall better-balanced supply of containers
o The labor disagreement that affected U.S. West Coast ports in the third and part of the fourth quarter had short-term positive effects on demand for containers as shipping lines were not able to reposition enough containers to Asia and had to lease more containers to meet their customers' demands

Utilization declined slightly in the first quarter of 2003, which is traditionally a slow period for container demand, and then improved slightly during the second quarter of 2003. Rental rates also declined slightly in 2003 primarily due to low new container prices, low interest rates and low rates offered by competitors. The General Partners are cautiously optimistic that current utilization levels can be maintained or improved during the next several months as the peak-shipping season begins. However, the General Partners caution that market conditions could deteriorate again due to global economic and political conditions. Demand for leased containers could therefore weaken again and result in a decrease in utilization and further declines in lease rates and container sale prices, adversely affecting the Partnership's operating results.

Although demand for leased containers improved, the trade imbalance between Asia and the Americas continues. As a result, a large portion of the Partnership's off-lease containers are located in low demand locations in the Americas as detailed in the above chart. For these and other off-lease containers, the Partnership determines whether these containers should be sold or held for continued use. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. The majority of the containers sold are older containers. The expected economic benefit of continuing to own these older containers is significantly less than that of newer containers. This is due to their shorter remaining marine life, the cost to reposition them, and the shipping lines' preference for leasing newer containers when they have a choice.

Once the decision is made to sell containers, the Partnership writes down the value of these specifically identified containers when the carrying value was greater than the container's estimated net realizable value, which is based on recent sales prices less cost of sales. The average sales prices for containers sold by the Partnership as well as other Partnerships managed by the General Partners have decreased. The decrease is primarily due to a surplus of used containers available for sale.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the six-month period ended June 30, 2003, other rental income was $121, an increase of $4 from the equivalent period in 2002. The increase in other rental income was primarily due to increases in DPP and location income of $9 and $7, respectively, offset by a decrease in handling income of $12. DPP income increased primarily due to the increase in the number of containers covered under DPP. Location income increased primarily due to the increase in charges to one lessee who required containers to be delivered to specific locations. The decrease in handling income was primarily due to a decrease in container movement.

Direct container expenses decreased $55, or 20%, from the six-month period ended June 30, 2002 to the equivalent period in 2003. The decrease was primarily due to the decrease in storage expense of $84, offset by the increase in repositioning expense of $33. Storage expense decreased primarily due to the increase in utilization noted above and the decrease in the average storage cost per container. Repositioning expense increased due to an increase in the average repositioning costs due to (i) expensive repositioning moves related to one lessee who required containers to be delivered to certain locations as discussed above and (ii) longer average repositioning moves. This increase was partially offset by the decline in the number of containers repositioned between the periods.

Bad debt expense was $8 and $1 for the six-month periods ended June 30, 2003 and 2002, respectively. Fluctuations in bad debt expense reflect the required adjustment to the bad debt reserve, after deductions had been taken against the reserve, and are based on management's then current estimates of the portion of accounts receivable that may not be collected, and which will not be covered by insurance. These estimates are based primarily on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. The expenses recorded during the six-month periods ended June 30, 2003 and 2002 reflect higher reserve requirements from December 31, 2002 and 2001, respectively.

Depreciation expense increased $35, or 11%, from the six-month period ended June 30, 2002 to the comparable period in 2003, primarily due to an increase in the depreciation rate as a result of changes in estimated salvage values as discussed below, offset by the decrease in average fleet size noted above.

Effective July 1, 2002, the Partnership revised its estimate for container salvage value from a percentage of equipment cost to an estimated dollar residual value. The effect of this change for the six-month period ended June 30, 2003 was an increase to depreciation expense of $51. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates.

The Partnership stopped purchasing containers in 1998, but its leasing activities are affected by fluctuations in new container prices. New container prices steadily declined from 1995 through 1999 and have remained low through the first half of 2003. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at June 30, 2003 and 2002 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of some of these containers was required. The Partnership wrote down the value of these containers to their estimated net realizable value, which was based on recent sales prices less cost to sell. During the six-month periods ended June 30, 2003 and 2002, the Partnership recorded write-down expenses of $10 and $77, respectively, on 32 and 162 containers identified as for sale and requiring a reserve. At June 30, 2003 and 2002, the net book value of the 41 and 168 containers identified for sale was $31 and $146, respectively.

The Partnership sold 35 previously written down containers for no gain during the six-month period ended June 30, 2003 and sold 160 previously written down containers for a loss of $16 during the same period in 2002. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs.

The Partnership also sold containers that had not been written down and recorded a loss of $38 and a gain of $5 during the six-month periods ended June 30, 2003, and 2002, respectively.

As more containers are subsequently identified as for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers. The Partnership will continue to evaluate the recoverability of the recorded amounts of container rental equipment.

Management fees to affiliates increased $4, or 6%, from the six-month period ended June 30, 2002 to the same period in 2003, due to increases in both equipment and incentive management fees. Equipment management fees increased due to the increase in rental income, upon which these fees are primarily based. These fees were approximately 7% of rental income for both periods. Incentive management fees increased primarily due to the increase in the amount of distributions paid from cash from operations.

General and administrative costs to affiliates decreased $5, or 11%, from the six-month period ended June 30, 2002 to the comparable period in 2003. The decrease was due to the decreases in overhead costs allocated from TEM and TFS. The allocation from TEM decreased as the Partnership represented a smaller portion of the fleet managed by TEM. The allocation from TFS decreased due to the decrease in overhead costs incurred and allocated by TFS.

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

Other general and administrative costs decreased $27 from the six-month period ended June 30, 2002 to the same period in 2003. The decrease was primarily due to decreases in other service fees between the periods.

Loss on sale of containers increased $27 from the six-month period ended June 30, 2002 to the comparable period in 2003. Although the Partnership sold fewer containers, loss on sale of containers increased primarily due to the Partnership incurring greater losses on the sale of containers due to the decline in sales proceeds.

Net earnings/(loss) per limited partnership unit fluctuated from a loss of $0.05 during the six-month period ended June 30, 2002 to earnings of $0.05 during the equivalent period in 2003, reflecting the fluctuation in net earnings/(loss) allocated to limited partners from a loss of $66 to earnings of $69. The allocation of net earnings/(loss) for the six-month periods ended June 30, 2003 and 2002 included a special allocation of gross income to the General Partners of $8 and $12, respectively, in accordance with the Partnership Agreement.

The following is a comparative analysis of the results of operations for the three-month periods ended June 30, 2003 and 2002.

The Partnership's income (loss) from operations for the three-month periods ending June 30, 2003 and 2002 was $10 and ($1), respectively, on rental income of $417 and $396, respectively. The increase in rental income of $21, or 5%, from the three-month period ended June 30, 2002 to the comparable period in 2003 was attributable to the increase in income from container rentals, partially offset by the decrease in other rental income. Income from container rentals increased $24 or 7%, primarily due to the increase in average on-hire utilization of 28%, offset by the decreases in average fleet size of 11% and average rental rates of 7% between the periods.

For the three-month period ended June 30, 2003, other rental income was $54, a decrease of $3 from the equivalent period in 2002. The decrease was primarily due to the decrease in handling income, offset by an increase in DPP income. Handling income decreased primarily due to a decrease in container movement, offset by an increase in the average handling charge per container. DPP income increased primarily due to the increase in the number of containers covered under DPP.

Direct container expenses decreased $30, or 20%, from the three-month period ending June 30, 2002 to the equivalent period in 2003. The decrease was primarily due to the decrease in storage expense of $37 offset by the increase in repositioning expense of $7. Storage expense decreased due to the increase in utilization noted above and a slight decrease in the average storage cost per container. Repositioning expense increased due to an increase in the average repositioning cost primarily due to longer average repositioning moves. This increase was partially offset by the decline in the number of containers repositioned between the periods.

Bad debt expense (benefit) was $10 and ($5) for the three-month periods ended June 30, 2003 and 2002, respectively. The expense recorded during the three-month period ended June 30, 2003 reflects a higher reserve requirement from March 31, 2003. The benefit recorded during the comparable period in 2002 reflects a lower reserve requirement from March 31, 2002.

Depreciation expense increased $15, or 10% from the three-month period ended June 30, 2002 to the comparable period in 2003, primarily due to the change in estimated salvage values used to calculate depreciation noted above, offset by a decrease in average fleet size noted above. The effect of this change for the three-month period ended June 30, 2003 was an increase to depreciation expense of $22.

During the three-month periods ended June 30, 2003 and 2002, the Partnership recorded write-down expenses of $4 and $24, respectively, on 19 and 55 containers identified as for sale and requiring a reserve. The Partnership sold 21 of these previously written down containers for a loss of $1 during the three-month period ended June 30, 2003 and sold 87 previously written down containers for a loss of $11 during the same period in 2002. The Partnership also sold containers that had not been written down and recorded a loss of $29 and a gain of $28 during the three-month periods ended June 30, 2003 and 2002, respectively.

Management fees to affiliates increased $4, or 12%, from the three-month period ended June 30, 2002 to the same period in 2003 due to increases in both incentive and equipment management fees. Incentive management fees increased primarily due to an increase in the amount of distributions made from cash from operations. Equipment management fees increased due to the increase in rental income and were 7% of rental income for both periods.

General and administrative costs to affiliates decreased $3, or 12%, from the three-month period ended June 30, 2002 to the comparable period in 2003 primarily due to the decrease in overhead costs allocated from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Other general and administrative costs decreased $14 from the three-month period ended June 30, 2002 to the same period in 2003. The decrease was primarily due to decreases in other service fees between the periods.

Gain/loss on sale of containers fluctuated from a gain of $17 for the three-month period ended June 30, 2002 to a loss of $30 for the same period in 2003. The fluctuation in gain/loss was primarily due to the Partnership incurring losses on the sale of containers during the three-month period ended June 30, 2003 compared to incurring gains in the same period in 2002.

Net earnings per limited partnership unit were $0.00 for both the three-month periods ended June 30, 2003 and 2002, reflecting the net earnings (loss) allocated to limited partners of $7 and ($4), respectively. The allocation of net earnings (loss) included a special allocation of gross income to the General Partners made in accordance with the Partnership Agreement.

Critical Accounting Policies and Estimates

The Partnership's discussion and analysis of its financial condition and results of operations are based upon the Partnership's financial statements, which have been prepared on a going concern basis, in accordance with accounting principles generally accepted in the United States of America. Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Partnership's management evaluates its estimates on an on-going basis, including those related to the container rental equipment, accounts receivable and accruals.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Inapplicable.

Item 4.  Controls and Procedures.

Based on an evaluation of the Partnership's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934), the managing general partner's principal executive officer and principal financial officer have found those controls and procedures to be effective as of the end of the period covered by the report. There has been no change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter, and which has materially affected, or is reasonably likely materially to affect, the Partnership's internal control over financial reporting.


Part II

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits  31.1 and 31.2  Certifications  pursuant  to Rules  13a-14 or
          15d-14 of the Securities and Exchange Act of 1934.

          Exhibits 32.1 and 32.2  Certifications  pursuant to 18 U.S.C.  Section
          1350, as adopted, and regarding Section 906 of the Sarbanes-Oxley Act of 2002.

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


                                     TCC EQUIPMENT INCOME FUND
                                     A California Limited Partnership

                                     By Textainer Financial Services Corporation
                                     The Managing General Partner



                                     By ________________________________________
                                        Ernest J. Furtado
                                        Chief Financial Officer


Date:  August 12, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________                 Chief Financial Officer, Senior                August 12, 2003
Ernest J. Furtado                        Vice President and Secretary




________________________                 President                                      August 12, 2003
John A. Maccarone


Part II

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits  31.1 and 31.2  Certifications  pursuant  to Rules  13a-14 or
          15d-14 of the Securities and Exchange Act of 1934.

          Exhibits 32.1 and 32.2  Certifications  pursuant to 18 U.S.C.  Section
          1350, as adopted, and regarding Section 906 of the Sarbanes-Oxley Act of 2002.

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


                                    TCC EQUIPMENT INCOME FUND
                                    A California Limited Partnership

                                    By Textainer Financial Services Corporation
                                    The Managing General Partner



                                    By /s/Ernest J. Furtado
                                       _________________________________________
                                       Ernest J. Furtado
                                       Chief Financial Officer


Date:  August 12, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                              Title                                             Date

/s/Ernest J. Furtado
_________________________________      Chief Financial Officer, Senior                   August 12, 2003
Ernest J. Furtado                      Vice President and Secretary




/s/John A. Maccarone
_________________________________      President                                         August 12, 2003
John A. Maccarone

                                  EXHIBIT 31.1


CERTIFICATIONS

I, John A. Maccarone, certify that:

1. I have reviewed this quarterly report on form 10-Q of TCC Equipment Income Fund;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a.) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b.) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c.) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a.) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


August 12, 2003

                                           /s/ John A. Maccarone
                                           _____________________________________
                                           John A. Maccarone
                                           President and Director of TFS

                                  EXHIBIT 31.2


CERTIFICATIONS

I, Ernest J. Furtado, certify that:

1. I have reviewed this quarterly report on form 10-Q of TCC Equipment Income Fund;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a.) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b.) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c.) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


     a.) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



August 12, 2003

                               /s/ Ernest J. Furtado
                               ________________________________________________
                               Ernest J. Furtado
                               Chief Financial Officer, Senior Vice President, Secretary and Director of TFS

                                  EXHIBIT 32.1



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of TCC Equipment Income Fund, (the "Registrant") on Form 10-Q for the quarterly period ended June 30, 2003, as filed on August 12, 2003 with the Securities and Exchange Commission (the "Report"), I, John A. Maccarone, the President and Director of Textainer Financial Services Corporation ("TFS") and Principal Executive Officer of TFS, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.



August 12, 2003



                                        By  /s/ John A. Maccarone
                                            ____________________________
                                            John A. Maccarone
                                            President and Director of TFS



A signed original of this written statement required by Section 906 has been provided to the Registrant and will be retained by the Registrant and furnished to the Securities and Exchange Commission or its staff upon request.

                                  EXHIBIT 32.2



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of TCC Equipment Income Fund, (the "Registrant") on Form 10-Q for the quarterly period ended June 30, 2003, as filed on August 12, 2003 with the Securities and Exchange Commission (the "Report"), I, Ernest J. Furtado, Chief Financial Officer, Senior Vice President, Secretary and Director of Textainer Financial Services Corporation ("TFS") and Principal Financial and Accounting Officer of TFS, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.



August 12, 2003



                              By /s/ Ernest J. Furtado
                                 _________________________________
                                 Ernest J. Furtado
                                 Chief Financial Officer, Senior Vice President, Secretary and Director of TFS





A signed original of this written statement required by Section 906 has been provided to the Registrant and will be retained by the Registrant and furnished to the Securities and Exchange Commission or its staff upon request.