Form 10-Q
period 2003-09-30
TCC EQUIPMENT INCOME FUND
filed 2003-11-12
CIK 820083

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


November 12, 2003


Securities and Exchange Commission
Washington, DC  20549

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of TCC Equipment Income Fund (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the Third Quarter ended September 30, 2003.

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


                For the quarterly period ended September 30, 2003


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

Quarterly Report on Form 10-Q for the
Quarter Ended September 30, 2003

Table of Contents
-----------------------------------------------------------------------------------------------------------------



                                                                                                             Page
Part I    Financial Information

    Item 1.   Financial Statements (unaudited)

          Balance Sheets - September 30, 2003
          and December 31, 2002......................................................................           3


          Statements of Operations for the three and nine months
          ended September 30, 2003 and 2002..........................................................           4


          Statements of Partners' Capital for the nine months
          ended September 30, 2003 and 2002..........................................................           5


          Statements of Cash Flows for the nine months
          ended September 30, 2003 and 2002..........................................................           6


          Notes to Financial Statements..............................................................           8


    Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations..............................................................          14


    Item 3.   Quantitative and Qualitative Disclosures about Market Risk.............................          22


    Item 4.   Controls and Procedures................................................................          22


Part II   Other Information

    Item 6.   Exhibits and Reports on Form 8-K.......................................................          23


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Balance Sheets

September 30, 2003 and December 31, 2002
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------------------------------


                                                                              2003              2002
                                                                         -------------      ------------

Assets
Container rental equipment, net of accumulated
   depreciation of  $5,948, (2002: $6,154) (note 4)                      $      5,015       $     5,832
Cash                                                                              477               513
Accounts receivable, net of allowance for doubtful
   accounts of $27, (2002: $24)                                                   369               410
Due from affiliates, net (note 2)                                                  22                29
Prepaid expenses                                                                    -                17
                                                                         -------------      ------------

                                                                         $      5,883       $     6,801
                                                                         =============      ============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                      $         77       $       128
   Accrued liabilities                                                             56                27
   Accrued recovery costs                                                          18                18
   Accrued damage protection plan costs                                            54                43
   Deferred damage protection plan revenue                                         21                22
                                                                         -------------      ------------

       Total liabilities                                                          226               238
                                                                         -------------      ------------

Partners' capital:
   General partners                                                                 -                 -
   Limited partners                                                             5,657             6,563
                                                                         -------------      ------------

       Total partners' capital                                                  5,657             6,563
                                                                         -------------      ------------


                                                                         $      5,883       $     6,801
                                                                         =============      ============


See accompanying notes to financial statements


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Operations

For the three and nine months ended September 30, 2003 and 2002
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
-----------------------------------------------------------------------------------------------------------------------------------


                                                         Three months        Three months        Nine months         Nine months
                                                            Ended               Ended               Ended               Ended
                                                        Sept. 30, 2003      Sept. 30, 2002      Sept. 30, 2003      Sept. 30, 2002
                                                       -----------------   -----------------   -----------------   ----------------
Rental income                                          $            400    $            428    $          1,247    $         1,227
                                                       -----------------   -----------------   -----------------   ----------------

Costs and expenses:
   Direct container expenses                                        115                 119                 339                397
   Bad debt (benefit) expense                                        (1)                 (3)                  7                 (2)
   Depreciation (note 4)                                            168                 363                 513                673
   Write-down of containers (note 4)                                  2                  36                  12                113
   Professional fees                                                 11                  12                  30                 38
   Management fees to affiliates (note 2)                            38                  38                 114                110
   General and administrative costs to
     affiliates (note 2)                                             19                  19                  59                 65
   Other general and administrative costs                             5                  18                  15                 55
   Loss on sale of containers (note 4)                               19                  14                  57                 24
                                                       -----------------   -----------------   -----------------   ----------------

                                                                    376                 616               1,146              1,473
                                                       -----------------   -----------------   -----------------   ----------------

   Income (loss) from operations                                     24                (188)                101               (246)
                                                       -----------------   -----------------   -----------------   ----------------

Interest income                                                       1                   1                   2                  5
                                                       -----------------   -----------------   -----------------   ----------------


    Net earnings (loss)                                $             25    $           (187)   $            103    $          (241)
                                                       =================   =================   =================   ================

Allocation of net earnings (loss) (note 2):
   General partners                                    $              4    $              3    $             13    $            14
   Limited partners                                                  21                (190)                 90               (255)
                                                       -----------------   -----------------   -----------------   ----------------

                                                       $             25    $           (187)   $            103    $          (241)
                                                       =================   =================   =================   ================
Limited partners' per unit share
   of net earnings (loss)                              $           0.01    $          (0.13)   $           0.06    $         (0.18)
                                                       =================   =================   =================   ================

Limited partners' per unit share
   of distributions                                    $           0.20    $           0.18    $           0.68    $          0.73
                                                       =================   =================   =================   ================

Weighted average number of limited
   partnership units outstanding                              1,404,149           1,421,714           1,409,516          1,426,547
                                                       =================   =================   =================   ================

See accompanying notes to financial statements

TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Partners' Capital

For the nine months ended September 30, 2003 and 2002
(Amounts in thousands)
(unaudited)
-----------------------------------------------------------------------------------------------------------

                                                                          Partners' Capital
                                                        ---------------------------------------------------
                                                           General            Limited             Total
                                                        -------------      -------------      -------------
Balances at January 1, 2002                             $          -       $      8,043       $      8,043

Distributions                                                    (14)            (1,037)            (1,051)

Redemptions (note 5)                                               -                (50)               (50)

Net earnings (loss)                                               14               (255)              (241)
                                                        -------------      -------------      -------------

Balances at September 30, 2002                          $          -       $      6,701       $      6,701
                                                        =============      =============      =============

Balances at January 1, 2003                             $          -       $      6,563       $      6,563

Distributions                                                    (13)              (954)              (967)

Redemptions (note 5)                                               -                (42)               (42)

Net earnings                                                      13                 90                103
                                                        -------------      -------------      -------------

Balances at September 30, 2003                          $          -       $      5,657       $      5,657
                                                        =============      =============      =============



See accompanying notes to financial statements


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Cash Flows

For the nine months ended September 30, 2003 and 2002
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------------------------------------

                                                                                    2003               2002
                                                                                ------------       -----------
Cash flows from operating activities:
     Net earnings (loss)                                                        $       103        $     (241)
     Adjustments to reconcile net earnings (loss) to
       net cash provided by operating activities:
        Depreciation (note 4)                                                           513               673
        Write-down of containers (note 4)                                                12               113
        Increase (decrease) in allowance for doubtful accounts                            3               (11)
        Loss on sale of containers                                                       57                24
        (Increase) decrease in assets:
           Accounts receivable                                                           39                68
           Due from affiliates, net                                                       3               (42)
           Prepaid expenses                                                              17                 4
        Increase (decrease) in liabilities:
           Accounts payable and accrued liabilities                                     (22)               17
           Accrued recovery costs                                                         -               (17)
           Damage protection plan costs                                                  11                 2
           Deferred damage protection plan revenue                                       (1)                1
                                                                                ------------       -----------

                Net cash provided by operating activities                               735               591
                                                                                ------------       -----------

Cash flows from investing activities:
     Proceeds from sale of containers                                                   238               449
                                                                                ------------       -----------

               Net cash provided by investing activities                                238               449
                                                                                ------------       -----------

Cash flows from financing activities:
     Redemptions of limited partnership units                                           (42)              (50)
     Distributions to partners                                                         (967)           (1,052)
                                                                                ------------       -----------

                Net cash used in financing activities                                (1,009)           (1,102)
                                                                                ------------       -----------

Net decrease in cash                                                                    (36)              (62)

Cash at beginning of period                                                             513               533
                                                                                ------------       -----------

Cash at end of period                                                           $       477        $      471
                                                                                ============       ===========



See accompanying notes to financial statements


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements Of Cash Flows--Continued

For the nine months ended September 30, 2003 and 2002
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of distributions to partners and proceeds from sale of containers which had not been paid or received as of September 30, 2003 and 2002, and December 31, 2002 and 2001, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 2003 and 2002.

                                                              Sept. 30      Dec. 31       Sept. 30      Dec. 31
                                                                2003          2002          2002          2001
                                                             ----------    ----------    ----------    ----------
Distributions to partners included in:
     Due to affiliates..............................             $ 1           $ 1           $ 1          $  2

Proceeds from sale of containers included in:
     Due from affiliates............................              55            59            73           110

The following table summarizes the amounts of distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 2003 and 2002.

                                                                                            2003          2002
                                                                                            ----          ----

Distributions to partners declared..............................................            $967        $1,051
Distributions to partners paid..................................................             967         1,052

Proceeds from sale of containers recorded.......................................             234           412
Proceeds from sale of containers received.......................................             238           449

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The carrying value of containers transferred during the nine-month periods ended
September 30, 2003 and 2002 was $1 and $4, respectively.


See accompanying notes to financial statements


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Notes To Financial Statements

For the three and nine months ended September 30, 2003 and 2002
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------


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

     The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 2003 and December 31, 2002 and the results of its operations for the three and nine-month periods ended September 30, 2003 and 2002 and changes in partners' capital and cash flows for the nine-month periods ended September 30, 2003 and 2002, have been made.

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

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $10 and $27 of incentive management fees during the three and nine-month periods ended September 30, 2003, respectively, and $9 and $25 during the comparable periods in 2002, respectively. There were no equipment liquidation fees incurred during the nine-month periods ended September 30, 2003 and 2002.

     The Partnership's containers are managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at September 30, 2003 and December 31, 2002.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $28 and $87 for the three and nine-month periods ended September 30, 2003, respectively, and $29 and $85, respectively, for the comparable periods in 2002.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TEM and TFS. Total general and administrative costs allocated to the Partnership during the three and nine-month periods ended September 30, 2003 and 2002 were as follows:

                                       Three months          Nine months
                                      ended Sept. 30,      ended Sept. 30,
                                      ---------------      ---------------

                                      2003       2002      2003       2002
                                      ----       ----      ----       ----

          Salaries                     $10        $13       $32        $42
          Other                          9          6        27         23
                                        --         --        --         --
            Total general and
               administrative costs    $19        $19       $59        $65
                                        ==         ==        ==         ==

     TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's investors to the total number of investors of all limited partnerships managed by TFS or equally among all the limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership during the three and nine-month periods ended September 30, 2003 and 2002:

                                       Three months          Nine months
                                      ended Sept. 30,      ended Sept. 30,
                                      ---------------      ---------------

                                      2003       2002      2003       2002
                                      ----       ----      ----       ----

         TEM                           $16        $17       $51        $56
         TFS                             3          2         8          9
                                        --         --        --         --
           Total general and
              administrative costs     $19        $19       $59        $65
                                        ==         ==        ==         ==

     At September 30, 2003 and December 31, 2002, due from affiliates, net is comprised of:

                                                            2003        2002
                                                            ----        ----
         Due from affiliates:
                  Due from TEM...........................    $34         $39
                                                              --          --

         Due to affiliates:
                  Due to TCC.............................      2           3
                  Due to TFS.............................     10           7
                                                              --          --
                                                              12          10
                                                              --          --

             Due from affiliates, net                        $22         $29
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


Note 3.   Lease Rental Income

     Leasing income arises principally from the renting of containers to various international shipping lines. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for terms of five years or less. The following is the lease mix of the on-lease containers (in units) at September 30, 2003 and 2002:

                                                       2003          2002
                                                       ----          ----

              On-lease under master leases            1,859         2,140
              On-lease under long-term leases         1,103           931
                                                      -----         -----

                 Total on-lease containers            2,962         3,071
                                                      =====         =====

     Under master lease agreements, the lessee is not committed to lease a minimum number of containers from the Partnership during the lease term and may generally return any portion or all of the containers to the Partnership at any time, subject to certain restrictions in the lease agreement. Under long-term lease agreements, containers are usually leased from the Partnership for periods of between three to five years. Such leases are generally cancelable with a penalty at the end of each twelve-month period. Under direct finance leases, the containers are usually leased from the Partnership for the remainder of the container's useful life with a purchase option at the end of the lease term.

     The remaining containers are off-lease and are located primarily at a large number of storage depots. At September 30, 2003 and 2002, the Partnership's off-lease containers were in the following locations:

                                                       2003          2002
                                                       ----          ----

              Americas                                  252           413
              Europe                                    114           238
              Asia                                      181           179
              Other                                      31            23
                                                        ---           ---

                 Total off-lease containers             578           853
                                                        ===           ===

     At September 30, 2003 approximately 7% of the Partnership's off-lease containers had been specifically identified as for sale.


Note 4. Container Rental Equipment

     Effective July 1, 2002, the Partnership revised its estimate for container salvage value from a percentage of equipment cost to an estimated dollar residual value. The effect of this change for both the three and nine-month periods ended September 30, 2002 was an increase to depreciation expense of $212. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates.

     The Partnership stopped purchasing containers in 1998, but its leasing activities are affected by fluctuations in new container prices. New container prices steadily declined from 1995 through 1999 and have remained low through 2003. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at September 30, 2003 and 2002 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated net realizable value, which was based on recent sales prices less cost to sell. During the nine-month periods ended September 30, 2003 and 2002, the Partnership recorded write-down expenses of $12 and $113, respectively, on 52 and 212 containers identified as for sale and requiring a reserve. During the three-month periods ended September 30, 2003 and 2002, the Partnership recorded write-down expenses of $2 and $36, respectively, on 20 and 50 containers identified for sale and requiring a reserve. During the nine-month periods ended September 30, 2003 and 2002, the Partnership also reclassified 4 and 28 containers from containers identified for sale to containers held for continued use due to the improvement in demand for leased containers in Asia. At September 30, 2003 and 2002, the net book value of the 40 and 121 containers identified for sale was $30 and $102, respectively.


     The Partnership sold 51 previously written down containers for a gain of $1 during the nine-month period ended September 30, 2003 and sold 215 previously written down containers for a loss of $15 during the same period in 2002. During the three-month period ended September 30, 2003 the Partnership sold 16 previously written down containers for a gain of $2 and sold 55 previously written down containers for a loss of $8 during the same period in 2002. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs.

     The Partnership also sold containers that had not been written down and recorded losses of $58 and $9 during the nine-month periods ended September 30, 2003 and 2002, respectively. During the three-month periods ended September 30, 2003 and 2002, the Partnership recorded losses of $21 and $6, respectively, on the sale of containers that had not been written down.

     As more containers are subsequently identified as for sale or if container sales prices decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers. The Partnership will continue to evaluate the recoverability of the recorded amounts of container rental equipment.

Note 5.   Redemptions

     The following redemptions were consummated by the Partnership during the nine-month periods ended September 30, 2003 and 2002:


                                                               Units              Average
                                                             Redeemed        Redemption Price           Amount Paid
                                                             --------        ----------------           -----------
       Total Partnership redemptions as of
         December 31, 2001.......................             40,966               $6.36                    $260

       Nine-month period ended
         September 30, 2002......................             11,874               $4.20                      50
                                                              ------                                         ---

       Total Partnership redemptions as of
         September 30, 2002......................             52,840               $5.87                    $310
                                                              ======                                         ===

       Total Partnership redemptions as of
         December 31, 2002.......................             58,115               $5.68                    $330

       Nine-month period ended
         September 30, 2003......................             12,290               $3.42                      42
                                                              ------                                         ---

       Total Partnership redemptions as of
         September 30, 2003......................             70,405               $5.30                    $372
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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three and nine-month periods ended September 30, 2003 and 2002. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

During the nine-month period ended September 30, 2003, the Partnership declared cash distributions to limited partners pertaining to the fourth quarter of 2002 through the second quarter of 2003 in the amount of $954, which represented $0.68 per unit. On a cash basis, as reflected on the Statements of Cash Flows, after paying redemptions and general partner distributions, $680 of these distributions was from operating activities and the balance of $274 was a return of capital. On an accrual basis, as reflected on the Statements of Partners' Capital, after paying redemptions, $48 of these distributions were from current year earnings and $906 was a return of capital.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the nine-month period ended September 30, 2003, the Partnership redeemed 12,290 units for a total dollar amount of $42. The Partnership used cash from operating activities to pay for the redeemed units.

Net cash provided by operating activities for the nine-month periods ended September 30, 2003 and 2002, was $735 and $591, respectively. The increase of $144, or 24%, was primarily due to fluctuations in net earnings (loss), adjusted for non-cash transactions, and in due from affiliates, net, offset by the fluctuations in accounts payable and accrued liabilities. Net earnings (loss), adjusted for non-cash transactions, fluctuated primarily due to the decrease in direct container expenses and the increase in rental income. These items are discussed more fully under "Results of Operations." The fluctuations in due from affiliates, net, resulted from timing differences in the payment of expenses, fees, and distributions and the remittance of net rental revenues and container sales proceeds, as well as in fluctuations in these amounts. The fluctuations in accounts payable and accrued liabilities resulted from timing differences in the payment of expenses and fees, as well as in fluctuations in these amounts.

For the nine-month periods ended September 30, 2003 and 2002, net cash provided by investing activities (the sale of containers) was $238 and $449, respectively. The decrease of $211 was primarily due to the Partnership selling fewer containers during the nine-month period ended September 30, 2003, compared to the equivalent period in 2002. Some of the containers sold were located in low demand locations, and these sales were driven by the liquidation plans discussed above, and by adverse market conditions in these locations. Until demand for containers improves in certain low demand locations, the Partnership plans to continue selling some of its containers that are off-lease in these locations rather than incurring the expense of repositioning them. The sale of containers in these locations, the decline in the value of used containers in recent years and the related market conditions are discussed more fully under "Results of Operations."

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

Results of Operations

The Partnership's income from operations, which consists primarily of rental income less costs and expenses (including container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses) was directly related to the size of the container fleet during the nine-month periods ended September 30, 2003 and 2002, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:


                                                        2003       2002
                                                        ----       ----

           Beginning container fleet...............    3,822      4,416
           Ending container fleet..................    3,540      3,924
           Average container fleet.................    3,681      4,170

The average container fleet decreased 12% from the nine-month period ended September 30, 2002 to the comparable period in 2003, primarily due to the continuing sale of containers (i) that had reached the end of their useful lives or (ii) that an analysis had indicated that their sale was otherwise warranted. Included in this second group were containers located in low demand locations. The Partnership expects that the size of its container fleet will further decline as additional containers are sold for these reasons and as the Partnership continues its liquidation plans. The Partnership expects rental income to decline as the container fleet declines. While the decline in the container fleet resulted in lower rental income, this decrease was more than offset by the improvement in utilization, resulting in the increase in rental income from the nine-month period ended September 30, 2002 to the same period in 2003. An overall decline in rental income is expected in future years, as the size of the Partnership's container fleet continues to decrease.

Rental income and direct container expenses are also affected by the average utilization of the container fleet, which was 82% and 66% on average during the nine-month periods ended September 30, 2003 and 2002, respectively. The remaining container fleet is off-lease and is located primarily at a large number of storage depots. At September 30, 2003 and 2002, utilization was 84% and 78%, respectively, and the Partnership's off-lease containers (in units) were in the following locations:

                                                       2003           2002
                                                       ----           ----

              Americas                                  252            413
              Europe                                    114            238
              Asia                                      181            179
              Other                                      31             23
                                                        ---            ---

                 Total off-lease containers             578            853
                                                        ===            ===

At September 30, 2003 approximately 7% of the Partnership's off-lease containers had been specifically identified as for sale.

In addition to utilization, rental income is affected by daily rental rates. The average daily rental rate for the Partnership's containers decreased 8% between the periods. Average rental rates declined primarily due to the decline in long term lease rates. The decline in average rental rates under master leases between the periods was minor. The majority of the Partnership's rental income was generated from leasing of the Partnership's containers under master operating leases, but in the past several years an increasing percentage of the Partnership's containers have been on lease under long term leases. At September 30, 2003 and 2002, 37% and 30%, respectively, of the Partnership's on-lease containers were on lease under long term leases. Long term leases generally have lower rental rates than master leases because the lessees have contracted to lease the containers for several years and cannot return the containers prior to the termination date without a penalty. Fluctuations in rental rates under either type of lease generally will affect the Partnership's operating results.

The following is a comparative analysis of the results of operations for the nine-month periods ended September 30, 2003 and 2002.

The Partnership's income (loss) from operations for the nine-month periods ended September 30, 2003 and 2002 was $101 and ($246), respectively, on rental income of $1,247 and $1,227, respectively. The increase in rental income of $20, or 2%, from the nine-month period ended September 30, 2002 to the comparable period in 2003 was attributable to an increase in income from container rentals, offset by a decrease in other rental income. Income from container rentals, the major component of total revenue, increased $28, or 3%, primarily due to the increase in average on-hire utilization of 24%, offset by the decreases in average fleet size of 12% and average rental rates of 8% between the periods.

Beginning in March 2002, utilization began to improve and improved steadily through the end of 2002. Utilization declined slightly in the first quarter of 2003, which is traditionally a slow period for container demand, improved during the second quarter and was stable in the third quarter of 2003. Utilization has remained relatively strong due to a large volume of export cargo out of Asia, a larger percentage of containers under long term lease and efforts by the General Partners to reduce the quantities of containers that can be redelivered in low demand locations. However, rental rates continued to slowly decline primarily due to low new container prices, low interest rates and low rates offered by competitors. The General Partners are cautiously optimistic that current utilization levels can be maintained during the next several months. However, the General Partners caution that market conditions could deteriorate again due to global economic and political conditions. Demand for leased containers could therefore weaken again and result in a decrease in utilization and further declines in lease rates and container sale prices, adversely affecting the Partnership's operating results.

Although demand for leased containers has improved, the trade imbalance between Asia and the Americas continues. As a result, a large portion of the Partnership's off-lease containers are located in low demand locations in the Americas as detailed in the above chart. For these and other off-lease containers, the Partnership determines whether these containers should be sold or held for continued use. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. The majority of the containers sold are older containers. The expected economic benefit of continuing to own these older containers is significantly less than that of newer containers. This is due to their shorter remaining marine life, the cost to reposition them, and the shipping lines' preference for leasing newer containers when they have a choice.

Once the decision is made to sell containers, the Partnership writes down the value of these specifically identified containers when the carrying value is greater than the container's estimated net realizable value, which is based on recent sales prices less cost of sales. Container sales prices appear to have stabilized as the average sales price for containers sold by TEM on behalf of the Partnership as well as other container owners was comparable for the nine-month periods ended September 30, 2003 and 2002. Fluctuations in average sales prices between the periods are primarily due to the type of container sold as well as the location of the container.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the nine-month period ended September 30, 2003, other rental income was $173, a decrease of $8 from the equivalent period in 2002. The decrease in other rental income was primarily due to a decrease in handling income of $20, offset by an increase in DPP income of $15. The decrease in handling income was primarily due to a decrease in container movement. DPP income increased primarily due to the increase in the number of containers covered under DPP.

Direct container expenses decreased $58, or 15%, from the nine-month period ended September 30, 2002 to the equivalent period in 2003. The decrease was primarily due to the decrease in storage expense of $106, offset by the increase in repositioning expense of $59. Storage expense decreased primarily due to the increase in utilization noted above and the decrease in the average storage cost per container. Repositioning expense increased due to an increase in the average repositioning costs due to (i) expensive repositioning moves related to one lessee who required containers to be delivered to certain locations and (ii) longer average repositioning moves. This increase was partially offset by the decline in the number of containers repositioned between the periods.

Bad debt (benefit) expense fluctuated from ($2) for the nine-month period ended September 30, 2002 to $7 for the comparable period in 2003. Fluctuations in bad debt (benefit)expense reflect the adjustment to the bad debt reserve, after deductions have been taken against the reserve, and are based on management's then current estimates of the portion of accounts receivable that may not be collected, and which will not be covered by insurance. These estimates are based primarily on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. The benefit recorded during the nine-month period ended September 30, 2002 reflects a lower reserve estimate, after deductions had been taken against the reserve, from December 31, 2001. The expense recorded during the nine-month period ended September 30, 2003 reflects a higher reserve estimate, after deductions had been taken against the reserve, from December 31, 2002.

Depreciation expense decreased $160, or 24%, from the nine-month period ended September 30, 2002 to the comparable period in 2003. The decrease was primarily due to an additional depreciation expense of $187 booked in the third quarter of 2002 to write down fully depreciated containers to the new estimated salvage values as discussed below and the decrease in average fleet size noted above.

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

The Partnership stopped purchasing containers in 1998, but its leasing activities are affected by fluctuations in new container prices. New container prices steadily declined from 1995 through 1999 and have remained low through 2003. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at September 30, 2003 and 2002 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of some of these containers was required. The Partnership wrote down the value of these containers to their estimated net realizable value, which was based on recent sales prices less cost to sell. During the nine-month periods ended September 30, 2003 and 2002, the Partnership recorded write-down expenses of $12 and $113, respectively, on 52 and 212 containers identified as for sale and requiring a reserve. During the nine-month period ended September 30, 2003 and 2002, the Partnership also reclassified 4 and 28 containers from containers identified for sale to containers held for continued use due to the improvement in demand for leased containers in Asia. At September 30, 2003 and 2002, the net book value of the 40 and 121 containers identified for sale was $30 and $102, respectively.

The Partnership sold 51 previously written down containers for a gain of $1 during the nine-month period ended September 30, 2003 and sold 215 previously written down containers for a loss of $15 during the same period in 2002. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs.

The Partnership also sold containers that had not been written down and recorded losses of $58 and $9 during the nine-month periods ended September 30, 2003, and 2002, respectively.

As more containers are subsequently identified as for sale or if container sales prices decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers. The Partnership will continue to evaluate the recoverability of the recorded amounts of container rental equipment.

Management fees to affiliates increased $4, or 4%, from the nine-month period ended September 30, 2002 to the same period in 2003, due to increases in both equipment and incentive management fees. Equipment management fees increased due to the increase in rental income, upon which these fees are primarily based. These fees were approximately 7% of rental income for both periods. Incentive management fees increased primarily due to the increase in the amount of distributions paid from cash from operations.

General and administrative costs to affiliates decreased $6, or 9%, from the nine-month period ended September 30, 2002 to the comparable period in 2003. The decrease was primarily due to the decrease in overhead costs allocated from TEM, which decreased as the Partnership represented a smaller portion of the fleet managed by TEM.

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

Other general and administrative costs decreased $40 from the nine-month period ended September 30, 2002 to the same period in 2003. The decrease was primarily due to decreases in other service fees between the periods.

Loss on sale of containers increased $33 from the nine-month period ended September 30, 2002 to the comparable period in 2003. Although the Partnership sold fewer containers, loss on sale of containers increased primarily due to the Partnership incurring greater average losses on the sale of containers.

Net earnings/(loss) per limited partnership unit fluctuated from a loss of $0.18 during the nine-month period ended September 30, 2002 to earnings of $0.06 during the equivalent period in 2003, reflecting the fluctuation in net earnings/(loss) allocated to limited partners from a loss of $255 to earnings of $90, respectively. The allocation of net earnings/(loss) for the nine-month periods ended September 30, 2003 and 2002 included a special allocation of gross income to the General Partners of $12 and $16, respectively, in accordance with the Partnership Agreement.

The following is a comparative analysis of the results of operations for the three-month periods ended September 30, 2003 and 2002.

The Partnership's income (loss) from operations for the three-month periods ended September 30, 2003 and 2002 was $24 and ($188), respectively, on rental income of $400 and $428, respectively. The decrease in rental income of $28, or 7%, from the three-month period ended September 30, 2002 to the comparable period in 2003 was attributable to decreases in income from container rentals and other rental income. Income from container rentals decreased $15 or 4%, primarily due to the decreases in average fleet size of 10% and average rental rates of 6% between the periods, offset by the increase in average on-hire utilization of 14%.

For the three-month period ended September 30, 2003, other rental income was $52, a decrease of $13 from the equivalent period in 2002. The decrease in other rental income was primarily due to decreases in location and handling income of $11 and $9, respectively, offset by an increase in DPP income of $7. Location income decreased primarily due to an increase in credits granted to lessees for picking up containers from certain locations. Handling income decreased primarily due to a decrease in container movement. DPP income increased primarily due to the increase in the number of containers covered under DPP.

Direct container expenses decreased $4, or 3%, from the three-month period ended September 30, 2002 to the equivalent period in 2003. The decrease was primarily due to the decrease in storage expense of $22, offset by the increase in repositioning expense of $25. Storage expense decreased due to the increase in utilization noted above. Repositioning expense increased due to an increase in the average repositioning cost primarily due to longer average repositioning moves and an increase in the number of containers repositioned between the periods.

Bad debt benefit was $1 and $3 for the three-month periods ended September 30, 2003 and 2002, respectively. The benefits recorded during the three-month periods ended September 30, 2003 and 2002 reflect lower reserve estimates, after deductions had been taken, from June 30, 2003 and 2002, respectively.

Depreciation expense decreased $195, or 54% from the three-month period ended September 30, 2002 to the comparable period in 2003. The decrease was primarily due to an additional depreciation expense of $187 booked in the third quarter of 2002 to write down fully depreciated containers to the new estimated salvage values and the decrease in average fleet size noted above.

During the three-month periods ended September 30, 2003 and 2002, the Partnership recorded write-down expenses of $2 and $36, respectively, on 20 and 50 containers identified as for sale and requiring a reserve. The Partnership sold 16 of these previously written down containers for a gain of $2 during the three-month period ended September 30, 2003 and sold 55 previously written down containers for a loss of $8 during the same period in 2002. The Partnership also sold containers that had not been written down and recorded losses of $21 and $6 during the three-month periods ended September 30, 2003 and 2002, respectively.

Management fees to affiliates were $38 for both three-month periods ended September 30, 2003 and 2002.

General and administrative costs to affiliates were $19 for both three-month periods ended September 30, 2003 and 2002.

Other general and administrative costs decreased $13 from the three-month period ended September 30, 2002 to the same period in 2003. The decrease was primarily due to decreases in other service fees between the periods.

Loss on sale of containers increased from $14 to $19 from the three-month period ended September 30, 2002 to the same period in 2003. Although the Partnership sold fewer containers, loss on sale of containers increased primarily due to the Partnership incurring greater average losses on the sale of containers.

Net earnings (loss) per limited partnership unit fluctuated from a loss of $0.13 during the three-month period ended September 30, 2002 to earnings of $0.01 for the same period in 2003, reflecting the fluctuation in net earnings (loss) allocated to the limited partners from ($190) to $21, respectively. The allocation of net earnings (loss) included a special allocation of gross income to the general partners made in accordance with the Partnership Agreement.

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

The foregoing includes forward-looking statements and predictions about possible or future events, results of operations and financial condition. These statements and predictions may prove to be inaccurate, because of the assumptions made by the Partnership or the General Partners or the actual development of future events. No assurance can be given that any of these forward-looking statements or predictions will ultimately prove to be correct or even substantially correct. The risks and uncertainties in these forward-looking statements include, but are not limited to, changes in demand for leased containers, changes in global business conditions and their effect on world trade, future modifications in the way in which the Partnership's lessees conduct their business or of the profitability of their business, increases or decreases in new container prices or the availability of financing for them, alterations in the costs of maintaining and repairing used containers, increases in competition, changes in the Partnership's ability to maintain insurance for its containers and its operations, the effects of political conditions on worldwide shipping and demand for global trade or of other general business and economic cycles on the Partnership, as well as other risks detailed herein and from time to time in the Partnership's filings with the Securities and Exchange Commission. The Partnership does not undertake any obligation to update forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Inapplicable.

Item 4.  Controls and Procedures.

Based on an evaluation of the Partnership's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934), the managing general partner's principal executive officer and principal financial officer have found those controls and procedures to be effective as of the end of the period covered by the report. There has been no change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter, and which has materially affected, or is reasonably likely materially to affect, the Partnership's internal control over financial reporting.


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


Date:  November 12, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date



________________________                 Chief Financial Officer, Senior                November 12, 2003
Ernest J. Furtado                        Vice President and Secretary



________________________                 President                                      November 12, 2003
John A. Maccarone


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


                                     TCC EQUIPMENT INCOME FUND
                                     A California Limited Partnership

                                     By Textainer Financial Services Corporation
                                     The Managing General Partner



                                     By /s/Ernest J. Furtado
                                        ___________________________________
                                        Ernest J. Furtado
                                        Chief Financial Officer


Date:  November 12, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                             Date

/s/Ernest J. Furtado                                                                       November 12, 2003
_______________________________          Chief Financial Officer, Senior
                                         Vice President and Secretary
Ernest J. Furtado



/s/John A. Maccarone                                                                       November 12, 2003
_______________________________          President
John A. Maccarone


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


November 12, 2003

                                /s/ John A. Maccarone
                                __________________________________________
                                John A. Maccarone
                                President and Director of TFS

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



November 12, 2003

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

                                  EXHIBIT 32.1



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of TCC Equipment Income Fund, (the "Registrant") on Form 10-Q for the quarterly period ended September 30, 2003, as filed on November 12, 2003 with the Securities and Exchange Commission (the "Report"), I, John A. Maccarone, the President and Director of Textainer Financial Services Corporation ("TFS") and Principal Executive Officer of TFS, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.



November 12, 2003



                                 By  /s/ John A. Maccarone
                                     ____________________________________
                                     John A. Maccarone
                                     President and Director of TFS



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

                                  EXHIBIT 32.2



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of TCC Equipment Income Fund, (the "Registrant") on Form 10-Q for the quarterly period ended September 30, 2003, as filed on November 12, 2003 with the Securities and Exchange Commission (the "Report"), I, Ernest J. Furtado, Chief Financial Officer, Senior Vice President, Secretary and Director of Textainer Financial Services Corporation ("TFS") and Principal Financial and Accounting Officer of TFS, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.



November 12, 2003



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