Form 10-Q
period 2004-03-31
TCC EQUIPMENT INCOME FUND
filed 2004-05-13
CIK 820083

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


May 12, 2004


Securities and Exchange Commission
Washington, DC  20549

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of TCC Equipment Income Fund (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the First Quarter ended March 31, 2004.

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


                  For the quarterly period ended March 31, 2004


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

Quarterly Report on Form 10-Q for the
Quarter Ended March 31, 2004

Table of Contents
-----------------------------------------------------------------------------------------------------------------



                                                                                                             Page

Part I    Financial Information

    Item 1.    Financial Statements (unaudited)

          Balance Sheets - March 31, 2004
          and December 31, 2003.............................................................................    3


          Statements of Earnings for the three months
          ended March 31, 2004 and 2003.....................................................................    4


          Statements of Partners' Capital for the three months
          ended March 31, 2004 and 2003.....................................................................    5


          Statements of Cash Flows for the three months
          ended March 31, 2004 and 2003.....................................................................    6


          Notes to Financial Statements.....................................................................    8


    Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................................................   13


    Item 3.    Quantitative and Qualitative Disclosures about Market Risk...................................   23


    Item 4.    Controls and Procedures......................................................................   23


Part II   Other Information


    Item 2(e). Partnership Purchases of Limited Partner Units...............................................   24


    Item 6.    Exhibits and Reports on Form 8K..............................................................   24



TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Balance Sheets

March 31, 2004 and December 31, 2003
(Amounts in thousands)
(unaudited)
---------------------------------------------------------------------------------------------------------


                                                                              2004               2003
                                                                         -------------      -------------

Assets
Container rental equipment, net of accumulated
   depreciation of  $5,906 (2003:  $5,904) (note 4)                      $      4,513       $      4,754
Cash                                                                              450                467
Accounts receivable, net of allowance for doubtful
   accounts of $28 (2003:  $26)                                                   342                366
Due from affiliates, net (note 2)                                                  23                 30
Prepaid expenses                                                                    5                  7
                                                                         -------------      -------------

                                                                         $      5,333       $      5,624
                                                                         =============      =============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                      $        105       $        118
   Accrued liabilities                                                              3                 15
   Accrued damage protection plan costs                                            63                 61
   Deferred damage protection plan revenue                                         21                 21
   Deferred repair costs                                                           10                 11
                                                                         -------------      -------------

       Total liabilities                                                          202                226
                                                                         -------------      -------------

Partners' capital:
   General partners                                                                 -                  -
   Limited partners                                                             5,131              5,398
                                                                         -------------      -------------

       Total partners' capital                                                  5,131              5,398
                                                                         -------------      -------------


                                                                         $      5,333       $      5,624
                                                                         =============      =============




See accompanying notes to financial statements


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Earnings

For the three months ended March 31, 2004 and 2003
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
---------------------------------------------------------------------------------------------------------------

                                                                             2004                    2003
                                                                       ----------------        ----------------
Rental income                                                          $           386         $           429
                                                                       ----------------        ----------------

Costs and expenses:
   Direct container expenses                                                       108                     102
   Bad debt expense (benefit)                                                        3                      (1)
   Depreciation (note 4)                                                           171                     176
   Write-down of containers (note 4)                                                 2                       6
   Professional fees                                                                14                       8
   Management fees to affiliates (note 2)                                           35                      39
   General and administrative costs to affiliates (note 2)                          18                      21
   Other general and administrative costs                                            4                       4
   Loss on sale of containers, net                                                   3                       8
                                                                       ----------------        ----------------

                                                                                   358                     363
                                                                       ----------------        ----------------

   Income from operations                                                           28                      66
                                                                       ----------------        ----------------

   Interest income                                                                   1                       1
                                                                       ----------------        ----------------

   Net earnings                                                        $            29         $            67
                                                                       ================        ================

Allocation of net earnings (note 2):
   General partners                                                    $             4         $             5
   Limited partners                                                                 25                      62
                                                                       ----------------        ----------------

                                                                       $            29         $            67
                                                                       ================        ================
Limited partners' per unit share
   of net earnings                                                     $          0.02         $          0.04
                                                                       ================        ================

Limited partners' per unit share
   of distributions                                                    $          0.20         $          0.28
                                                                       ================        ================

Weighted average number of limited
   partnership units outstanding                                             1,390,649               1,412,199
                                                                       ================        ================



See accompanying notes to financial statements


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Partners' Capital

For the three months ended March 31, 2004 and 2003
(Amounts in thousands)
(unaudited)
-------------------------------------------------------------------------------------------------------------------


                                                                             Partners' Capital
                                                        -----------------------------------------------------------
                                                             General               Limited               Total
                                                        ----------------      ----------------      ---------------
Balances at January 1, 2003                             $             -       $         6,563       $        6,563

Distributions                                                        (5)                 (390)                (395)

Redemptions (note 5)                                                  -                   (15)                 (15)

Net earnings                                                          5                    62                   67
                                                        ----------------      ----------------      ---------------

Balances at March 31, 2003                              $             -       $         6,220       $        6,220
                                                        ================      ================      ===============

Balances at January 1, 2004                             $             -       $         5,398       $        5,398

Distributions                                                        (4)                 (279)                (283)

Redemptions (note 5)                                                  -                   (13)                 (13)

Net earnings                                                          4                    25                   29
                                                        ----------------      ----------------      ---------------

Balances at March 31, 2004                              $             -       $         5,131       $        5,131
                                                        ================      ================      ===============




See accompanying notes to financial statements


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Cash Flows

For the three months ended March 31, 2004 and 2003
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------------------


                                                                                        2004              2003
                                                                                   -------------     -------------
Cash flows from operating activities:
     Net earnings                                                                  $         29      $         67
     Adjustments to reconcile net earnings  to
       net cash provided by operating activities:
        Depreciation (note 4)                                                               171               176
        Write-down of containers (note 4)                                                     2                 6
        Increase (decrease) in allowance for doubtful accounts                                2                (6)
        Loss on sale of containers                                                            3                 8
        (Increase) decrease in assets:
           Accounts receivable                                                               25                10
           Due from affiliates, net                                                           6               (31)
           Prepaid expenses                                                                   2                14
        Increase (decrease) in liabilities:
           Accounts payable and accrued liabilities                                         (25)               (9)
           Damage protection plan costs                                                       2                (1)
           Deferred repair costs                                                             (1)                -
                                                                                   -------------     -------------

                Net cash provided by operating activities                                   216               234
                                                                                   -------------     -------------

Cash flows from investing activities:
     Proceeds from sale of containers                                                        63                91
                                                                                   -------------     -------------

                Net cash provided by investing activities                                    63                91
                                                                                   -------------     -------------

Cash flows from financing activities:
     Redemptions of limited partnership units                                               (13)              (15)
     Distributions to partners                                                             (283)             (395)
                                                                                   -------------     -------------

                Net cash used in financing activities                                      (296)             (410)
                                                                                   -------------     -------------

Net decrease in cash                                                                        (17)              (85)

Cash at beginning of period                                                                 467               513
                                                                                   -------------     -------------

Cash at end of period                                                              $        450      $        428
                                                                                   =============     =============


See accompanying notes to financial statements


TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Statements of Cash Flows--Continued

For the three months ended March 31, 2004 and 2003
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of distributions to partners and proceeds from sale of containers which had not been paid or received as of March
31, 2004 and 2003, and December 31, 2003 and 2002, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the three-month periods ended March
31, 2004 and 2003.

                                                               Mar. 31        Dec. 31        Mar. 31        Dec. 31
                                                                2004           2003           2003           2002
                                                             -----------    -----------    -----------    -----------
Distributions to partners included in:
     Due to affiliates..............................             $ 1            $ 1            $ 1            $ 1

Proceeds from sale of containers included in:
     Due from affiliates............................              47             48             38             59

The following table summarizes the amounts of distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the three-month periods ended March 31, 2004 and 2003.

                                                                                              2004           2003
                                                                                              ----           ----

Distributions to partners declared....................................                        $283           $395
Distributions to partners paid........................................                         283            395

Proceeds from sale of containers recorded.............................                          62             70
Proceeds from sale of containers received.............................                          63             91

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The carrying value of containers transferred during the three-month period ended
March 31, 2004 was $3. There were no such transfers during the three-month period ended March 31, 2003


See accompanying notes to financial statements

TCC EQUIPMENT INCOME FUND
(a California Limited Partnership)

Notes To Financial Statements

For the three months ended March 31, 2004 and 2003
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------


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

     The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 2004 and December 31, 2003 and the results of its operations, changes in partners' capital and cash flows for the three-month periods ended March 31, 2004 and 2003, have been made.

     The financial information presented herein should be read in conjunction with the audited financial statements and other accompanying notes included in the Partnership's annual audited financial statements as of and for the year ended December 31, 2003, in the Annual Report filed on Form 10-K.

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

     Certain reclassifications, not affecting net earnings, have been made to prior year amounts in order to conform to the 2004 financial statement presentation.

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

     In accordance with the Partnership Agreement, Sections 3.08 through 3.11, net earnings and distributions are generally allocated 1% to the General Partners and 99% to the Limited Partners. Effective October 1998, the allocation of distributions to the General Partners was increased to 1.3% in accordance with Section 2.05 of the Partnership Agreement. In addition, if the allocation of distributions exceeds the allocation of net earnings
     (loss) and creates a deficit in the General Partners' aggregate capital account, the Partnership Agreement provides for a special allocation of gross income equal to the amount of the deficit to be made to the General Partners.

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $8 and $9 of incentive management fees during the three-month periods ended March 31, 2004 and 2003, respectively. There were no equipment liquidation fees incurred during the three-month periods ended March 31, 2004 and 2003.

     The Partnership's containers are managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at March 31, 2004 and December 31, 2003.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. These fees totaled $27 and $30 for the three-month periods ended March 31, 2004 and 2003, respectively.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TEM and TFS. Total general and administrative costs allocated to the Partnership during the three-month periods ended March 31, 2004 and 2003 were as follows:


                                                     2004       2003
                                                     ----       ----

                Salaries                              $11        $12
                Other                                   7          9
                                                       --         --
                  Total general and
                     administrative costs             $18        $21
                                                       ==         ==

     TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's investors to the total number of investors of all limited partnerships managed by TFS or equally among all the limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership during the three-month periods ended March 31, 2004 and 2003:

                                                     2004       2003
                                                     ----       ----

               TEM                                    $15        $18
               TFS                                      3          3
                                                       --         --
                 Total general and
                    administrative costs              $18        $21
                                                       ==         ==


     At March 31, 2004 and December 31, 2003, due from affiliates, net is comprised of:

                                                           2004         2003
                                                           ----         ----
`         Due from affiliates:
                   Due from TEM...................          $52          $42
                                                             --           --

          Due to affiliates:
                   Due to TCC.....................           20            2
                   Due to TFS.....................            9           10
                                                             --           --
                                                             29           12
                                                             --           --

              Due from affiliates, net                      $23          $30
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

Note 3.  Lease Rental Income

     Leasing income arises principally from the renting of containers to various international shipping lines. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for terms of five years or less. The following is the lease mix of the on-lease containers (in units) at March 31, 2004 and 2003:

                                                     2004           2003
                                                     ----           ----

           On-lease under master leases             1,900          2,134
           On-lease under long-term leases          1,059            942
                                                    -----          -----

              Total on-lease containers             2,959          3,076
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

      The remaining containers are off-lease and are being stored primarily at a large number of storage depots. At March 31, 2004, approximately 3% of the Partnership's off-lease containers had been specifically identified as for sale and are carried at lower of cost or estimated disposal proceeds.

Note 4. Container Rental Equipment

     The Partnership evaluated the recoverability of the recorded amount of container rental equipment at March 31, 2004 and 2003 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of some of these containers was required. The Partnership wrote down the value of these containers to their estimated net realizable value, which was based on recent sales prices less cost to sell. These containers are included in container rental equipment in the balance sheets.

     During the three-month periods ended March 31, 2004 and 2003 the Partnership recorded write-down expenses of $2 and $6, respectively, on 16 and 13 containers identified as for sale and requiring a reserve. At March 31, 2004 and 2003, the net book value of the 14 and 64 containers identified as for sale was $11 and $43, respectively.

     During the three-month periods ended March 31, 2004 and 2003, the Partnership sold 18 and 14, respectively, of these previously written down containers for gains of $0 and $1, respectively.

     The Partnership also sold containers that had not been written down and recorded losses of $3 and $9 during the three-month periods ended March 31, 2004 and 2003, respectively.

Note 5.  Redemptions

      The following redemptions were consummated by the Partnership during the three-month periods ended March 31, 2004 and 2003:


                                                              Units              Average
                                                             Redeemed        Redemption Price         Amount Paid
                                                             --------        ----------------         -----------

       Total Partnership redemptions as of
         December 31, 2002.........................            58,115               $5.68                  $330

       Three-month period ended:
         March 31, 2003............................             4,240               $3.54                    15
                                                               ------                                       ---

       Total Partnership redemptions as of
         March 31, 2003............................            62,355               $5.53                  $345
                                                               ======                                       ===


       Total Partnership redemptions as of
         December 31, 2003.........................            79,655               $5.05                  $402

       Three-month period ended:
         March 31, 2004............................             4,250               $3.06                    13
                                                               ------                                       ---

       Total Partnership redemptions as of
         March 31, 2004............................            83,905               $4.95                  $415
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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three-month periods ended March 31, 2004 and 2003. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Textainer Financial Services Corporation (TFS) is the Managing General Partner of the Partnership and is a wholly-owned subsidiary of Textainer Capital Corporation (TCC). Textainer Equipment Management Limited (TEM) and Textainer Limited (TL) are Associate General Partners of the Partnership. The General Partners manage and control the affairs of the Partnership.

Introduction

The Partnership is a finite-life entity whose principal business is to own a fleet of containers for lease to the international shipping industry. The Partnership's revenues come primarily from the rental income generated by leased containers and, to a smaller extent, from services related to rental income, such as handling charges paid by lessees. The Partnership's revenues are, therefore, dependent on demand for leased containers. Demand for leased containers drives not only the percentage of the Partnership's containers that are on lease (utilization), but also, to a certain extent, the rental rates the Partnership can charge under its leases. When demand declines, utilization falls, and the Partnership has fewer containers on lease, often earning less revenue, and more containers off-lease incurring storage expense. In times of reduced demand, then, the Partnership has higher expenses and may have to reduce revenues further by offering lessees incentives such as free rental periods or credits. Conversely, in times of increased demand, rental revenues increase because the Partnership has more containers on lease, rental rates sometimes rise, and expenses will drop because the Partnership no longer incurs as many charges to store or reposition off-lease containers. The General Partners try at all times to take advantage of the opportunities created by different levels of demand for leased containers, either by changing services, lease terms or lease rates offered to customers or by concentrating on different geographic markets.

Demand for containers is driven by many factors, including the overall volume of worldwide shipping, the number of containers manufactured, the number of containers available for lease in specific locations and the capacity of the worldwide shipping industry to transport containers on its existing ships. Since many of the Partnership's customers are shipping lines that also own their own containers, the price and availability of new containers directly affects demand for leased containers. If shipping lines have the cash or financing to buy containers and find that alternative attractive, demand for leased containers will fall. Current demand and related market conditions for containers are discussed below under "Results of Operations: Current Market Conditions for Leased Containers." Competition for shipping lines' business has increased in recent years due to operational consolidations among shipping lines and the entry of new leasing companies that compete with entities like the Partnership. This competition has generally driven down rental rates and allowed shipping lines to obtain other favorable lease terms.

The Partnership also recognizes gains and losses from the sale of its containers. Containers are generally sold either at the end of their useful life, or when an economic analysis indicates that it would be more profitable to sell a container rather than to continue to own it. An example of the latter would be when re-leasing a container might be relatively expensive, either because of expenses required to repair the container or to reposition the container to a location where the container could be readily leased.

The Partnership's containers are primarily sold to wholesalers who subsequently sell to buyers such as mini-storage operators, construction companies, farmers and other non-marine users. Additionally, if a container is lost or completely damaged by a lessee, the Partnership receives proceeds from the lessee for the value of the container. The Partnership counts these transactions as sales, as well as the more traditional sales to wholesalers. Generally, since 1998, used container prices have declined, causing the Partnership to realize less from the sale of its used containers. Used container sales prices stabilized in 2002 and 2003 and sales prices for certain types of containers have increased slightly in the first part of 2004.

The Partnership's operations and financial results are also affected by the price of new containers. The price for new containers fell from 1995 through 2003. This decrease significantly depressed rental rates. This decrease has also caused the Partnership to evaluate the carrying cost of its container fleet, and has resulted in write-downs of some containers the Partnership has decided to sell. These matters are discussed in detail below under the caption "Other Income and Expenses: Write Down of Certain Containers Identified for Sale." Prior to the start of the Partnership's liquidation period, which is discussed below, the Partnership purchased new containers, which allowed the Partnership to receive some benefit from the decrease in price for new containers.

During the first part of 2004, new container prices have increased significantly due to a worldwide shortage of steel, which has resulted in limited availability of new containers. Although the Partnership is no longer purchasing containers, the increase in new container prices and the limited availability of new containers has improved demand for the Partnership's containers. See "Results of
Opeations: Current Market Conditions for Leased Containers" for a further discussion.

The Partnership is in its liquidation phase, which means that the Partnership no longer seeks to replenish its container fleet by buying new containers. During this phase, the Partnership will either (i) sell its remaining container fleet to an institutional investor, who would continue to lease the containers or (ii) sell containers gradually to wholesalers when the containers are at or near the end of their useful life, or when they come off-lease and a sale seems to offer a better overall yield than continued operation. The choice of liquidation option has been based on which option is believed to better enhance the overall economic return to investors.

Over the past several years, the price that institutional investors would have been willing to pay for a fleet of used containers has been too low in comparison to the estimated economic benefit of continuing to lease the containers. As a result, to date the Partnership has sold containers gradually to wholesalers and the liquidation phase has been longer, rather than shorter.

The Partnership is currently evaluating several offers recently received from institutional investors for the purchase of its remaining container fleet and anticipates making a decision on whether to accept any of these offers during the second quarter. If an offer is accepted, the General Partners anticipate the sale to be finalized sometime during the second quarter of 2004, at which point the Partnership would begin its final dissolution and winding up of its business.

Liquidity and Capital Resources

Historical

From October 1987 until October 1989, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $1 on April 8, 1988, and on October 26, 1989, the Partnership's offering of limited partnership interests was closed at $29,491.

General

In October 1998, the Partnership entered its liquidation phase. During the liquidation phase, the Partnership anticipates that all excess cash, after redemptions and working capital reserves, will be distributed to the general and limited partners on a quarterly basis. These distributions will consist of cash from operations and/or cash from sales proceeds. As the Partnership's container fleet decreases, cash from operations is expected to decrease, while cash from sales proceeds is expected to fluctuate based on the number of containers sold and the actual sales price per container received. Consequently, the Partnership anticipates that a large portion of all future distributions will be a return of capital.

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

Cash from Operations

Net cash provided by operating activities for the three-month periods ended March 31, 2004 and 2003, was $216 and $234, respectively. The decrease of $18, or 8%, was primarily due to the decline in net earnings, adjusted for non-cash transactions and fluctuations in accounts payable and accrued liabilities, offset by fluctuations in due from affiliates, net. Net earnings, adjusted for non-cash transactions, decreased primarily due to a decrease in rental income, which is discussed more fully under "Results of Operations." The fluctuations in accounts payable and accrued liabilities and due from affiliates, net, resulted from timing differences in the payment of expenses and fees and the remittance of net rental revenues, as well as in fluctuations in these amounts.

Cash from Sale of Containers

Current Uses: For the three-month periods ended March 31, 2004 and 2003, net cash provided by investing activities (the sale of containers) was $63 and $91, respectively. The decrease of $28 was primarily due to the Partnership selling fewer containers during the three-month period ended March 31, 2004, compared to the equivalent period in 2003. The Partnership primarily sells containers when they come off-lease, and an analysis indicates that the container should be sold. Fluctuations between periods in the number of containers sold reflect the age and condition of containers coming off-lease, the geographic market in which they come off-lease, and other related market conditions. Fluctuations in sales price between the periods can also be affected by the number of containers bought by lessees, who reimburse the Partnership for any containers that are lost or completely damaged beyond repair. These reimbursement amounts are frequently higher than the average sales price for a container sold in the open market when it comes off-lease. See "Effect of Liquidation on Future Cash Flows" below.

Effect of Market Conditions: Market conditions can affect the Partnership's decision to sell an off-lease container. If demand for leased containers is low, the Partnership is more likely to sell a container rather than incur the cost to reposition the container to a location where it can be released. If demand is strong, the Partnership is less likely to identify the container as for sale, as it is anticipated that the container can be released in its current location or repositioned to another location where demand is high. The strong utilization in the first quarter of 2004 and recent increases in demand have resulted in fewer containers being identified for sale. Some of the market conditions affecting the sale of containers are discussed below under "Comparative Results of Operations." The decline in the number of containers identified for sale has caused the average sales price of used containers to increase slightly in the first quarter of 2004.

Effect of Liquidation on Future Cash Flows: The number of containers sold both in lower demand locations and elsewhere, as well as the amount of sales proceeds and cash provided by operating activities, will affect how much the Partnership will pay in future distributions to Partners. Future distributions are expected to decline as cash from operations and cash from sales proceeds decrease along with the Partnership's fleet. The fleet will decrease as part of the Partnership's liquidation and eventual termination.

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

Distributions: During the three-month period ended March 31, 2004, the Partnership declared cash distributions to limited partners pertaining to the fourth quarter of 2003 in the amount of $279, which represented $.20 per unit. On a cash basis, as reflected in the Statements of Cash Flows, after paying redemptions and general partner distributions, $199 of these distributions was from operating activities and the balance of $80 was a return of capital. On an accrual basis, as reflected on the Statements of Partners' Capital, after paying redemptions, $12 of these distributions were from current year earnings and $267 was a return of capital.

Capital Commitments: Redemptions: During the three-month period ended March 31, 2004, the Partnership redeemed 4,250 units for a total dollar amount of $13. The Partnership used cash flow from operations to pay for the redeemed units.

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

Size of Container Fleet

The following is a summary of the container fleet (in units) available for lease during the three-month periods ended March 31, 2004 and 2003:

                                                        2004       2003
                                                        ----       ----

         Beginning container fleet...............      3,452      3,822
         Ending container fleet..................      3,378      3,736
         Average container fleet.................      3,415      3,799

The average container fleet decreased 10% from the three-month period ended March 31, 2003 to the same period in 2004, primarily due to the continuing sale of containers. The decline in the container fleet has contributed to an overall decline in rental income from the three-month period ended March 31, 2003 to the comparable period in 2004. The Partnership expects rental income to continue to decline as the container fleet continues to decrease.

Utilization

Rental income and direct container expenses are also affected by the average utilization of the container fleet, which was 83% and 80% on average during the three-month periods ended March 31, 2004 and 2003, respectively. The remaining container fleet is off-lease and is being stored primarily at a large number of storage depots. At March 31, 2004 and 2003, utilization was 88% and 82%, respectively, and the Partnership's off-lease containers (in units) were located in the following locations:
                                                    2004           2003
                                                    ----           ----

         Americas                                    160            367
         Europe                                       86            167
         Asia                                        144            105
         Other                                        25             21
                                                     ---            ---
         Total off-lease containers                  415            660
                                                     ===            ===

At March 31, 2004 and 2003 approximately 3% and 10%, respectively, of the Partnership's off-lease containers had been specifically identified as for sale.

Rental Rates

In addition to utilization, rental income is affected by daily rental rates. Daily rental rates are different under different lease types. The two primary lease types for the Partnership's containers are long term leases and master leases. The average daily rental rate for the Partnership's containers decreased 5% from the three-month period ended March 31, 2003 compared to the same period in 2004, primarily due to the decline in long term lease rates. The decline in average rental rates under master leases between the periods was minor. The majority of the Partnership's rental income was generated from master leases, but in the past several years an increasing percentage of the Partnership's containers have been on lease under long term leases. At March 31, 2004 and 2003, 36% and 31%, respectively, of the Partnership's on-lease containers were on lease under long term leases. Long term leases generally have lower rental rates than master leases because the lessees have contracted to lease the containers for several years and cannot return the containers prior to the termination date without a penalty. Fluctuations in rental rates under either type of lease generally will affect the Partnership's operating results.

Comparative Results of Operations

The following is a comparative analysis of the results of operations for the three-month periods ended March 31, 2004 and 2003:

                                                    2004             2003
                                                    ----             ----

        Income from operations                      $ 28             $ 66
        Rental income                               $386             $429
        Percent change from previous
        year in
           Utilization                               4%              33%
           Average container fleet size            (10%)            (12%)
           Average rental rates                     (5%)            (11%)

The Partnership's rental income decreased $43, or 10%, from the three-month period ended March 31, 2003 to the comparable period in 2004. This decline was attributable to decreases in income from container rentals and other rental income, which is discussed below. Income from container rentals, the major component of total revenue, decreased $39, or 11%, from the three-month period ended March 31, 2003 to the comparable period in 2004. The decrease was primarily due to decreases in average container fleet and rental rates, offset by an increase in utilization, as detailed in the above table.

Current Market Conditions for Leased Containers: Utilization was stable for most of 2003 and demand remained strong during the first quarter of 2004. Beginning in 2004, a worldwide steel shortage caused significant increases in new container prices and limited the number of new containers being built. As a result, demand for leased containers increased further beginning in March and has remained strong through the beginning of May. Additionally, the recent increases in new container prices have caused lease rates to stabilize and even increase for new long term leases. The General Partners are cautiously optimistic that current utilization levels can be maintained during the next several months. However, the General Partners caution that market conditions could deteriorate again due to global economic and political conditions. Demand for leased containers could therefore weaken again and result in decreases in utilization, lease rates and container sale prices, adversely affecting the Partnership's operating results.

Sale of Containers in Lower Demand Locations: Despite the increase in demand, areas of lower demand for containers still exist due to a continuing trade imbalance between Asia and the Americas and Europe. However, the number of off-lease containers in these lower demand locations has decreased, as lessees have returned fewer containers to these lower demand locations and have also leased containers from some of these locations. In recent years, market conditions in these low demand locations have driven some sales of off-lease containers. These sales resulted from the high cost of repositioning containers from these areas. Before incurring high repositioning costs, the Partnership generally weighs those costs against the expected future rental stream from a container. If the repositioning costs are too high when compared to the anticipated future rental revenues, the container will be identified for sale, rather than repositioned. Older containers, in particular, have been identified as for sale in low demand locations because their expected future rental stream is reduced by their shorter remaining marine life and by the shipping lines' preference for newer containers. The Partnership anticipates that some sales will still occur in low demand locations, but expects fewer sales now that fewer containers are off-lease in these locations. The number of the Partnership's off-lease containers in the Americas and Europe, where most of these lower demand locations occur, is detailed above in "Utilization."

Other Income and Expenses

The following is a discussion of other income earned and expenses incurred by the Partnership:

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

For the three-month period ended March 31, 2004, other rental income was $62, a decrease of $4 from the equivalent period in 2003. The decrease in other rental income was primarily due to a decrease in location income of $9, offset by an increase in DPP income of $5.

Direct Container Expenses

Direct container expenses increased $6, or 6%, from the three-month period ended March 31, 2003 to the equivalent period in 2004. The increase in expense was primarily attributable to increases of $4 in both DPP and insurance expense, offset by a decrease in storage expense. DPP expense increased primarily due to the increase in the number of containers covered under DPP. The increase in insurance expense was primarily due to a premium credit received and recorded during the three-month period ended March 31, 2003. Storage expense decreased not only due to the decrease in average fleet size, but also due to the increase in utilization noted above. The decrease was partially offset by higher average storage costs per container.

Bad Debt Expense or Benefit

Bad debt expense  (benefit)  was $3 and ($1) for the  three-month  periods ended
March 31, 2004 and 2003, respectively. Fluctuations in bad debt expense (benefit) reflect the adjustments to the bad debt reserve, after deductions have been taken against the reserve, and are based on management's then current estimates of the portion of accounts receivable that may not be collected, and which will not be covered by insurance. These estimates are based primarily on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. See "Critical Accounting Policies and Estimates" below. The expense recorded during the three-month period ended March 31, 2004 reflects a higher reserve estimate, after deductions had been taken against the reserve, from December 31, 2003. The benefit recorded during the three-month period ended March 31, 2003 reflects a lower reserve estimate, after deductions had been taken against the reserve, from December 31, 2002.

Depreciation Expense

Depreciation expense decreased $5, or 3%, from the three-month period ended March 31, 2003 to the comparable period in 2004 primarily due to the decline in the average fleet size. For a discussion of the Partnership's depreciation policy, see "Critical Accounting Policies and Estimates: Container Depreciation Estimates."

Write Down of Certain Containers Identified for Sale

The Partnership stopped purchasing containers in 1998, but its leasing activities are affected by fluctuations in new container prices. New container prices steadily declined from 1995 through 1999 and remained low through 2003. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at March 31, 2004 and 2003 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of some of these containers was required. The Partnership wrote down the value of these containers to their estimated net realizable value, which was based on recent sales prices less cost to sell.

Write-down expense decreased $4, or 67%, from the three-month period ended March 31, 2003 to 2004 Although the number of units written down increased between the periods, the average required write down was lower.

Loss on Sale of Containers

The following details the loss on the sale of containers for the three-month periods ended March 31, 2004 and 2003:
                                                      2004           2003
                                                      ----           ----

        Gain on written-down containers                $ -            $ 1
        Loss on other containers                        (3)            (9)
                                                        --             --
        Total loss on container sales                  $(3)           $(8)
                                                        ==             ==

Gain on the sale of written down containers was $0 or minimal for the three-month periods ended March 31, 2004 and 2003, as the overall estimated sales proceeds used to determine the write-down amount was fairly accurate for the sold containers. See "Critical Accounting Policies and Estimates" below.

As the Partnership determines the number of containers identified for sale and the related write-down amount on a monthly basis, some containers are sold before they are written down. The loss on these containers is referred to in the table above as "Loss on other containers." The amount of gain or loss on the sale of these other containers has fluctuated due to the specific conditions of the containers sold, the type of container sold, the locations where the containers were sold and their net book value, rather than any identifiable trend. Container sales prices appear to have stabilized, and have increased slightly in 2004, after declining for the past several years.

Management Fees and General and Administrative Costs

Management fees to affiliates consist of equipment management fees, which are primarily based on rental income, and incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations and partners' capital. The following details these fees for the three-month periods ended March 31, 2004 and 2003:
                                                          2004        2003
                                                          ----        ----

       Equipment management fees                           $27         $30
       Incentive management fees                             8           9
                                                            --          --
         Management fees to affiliates                     $35         $39
                                                            ==          ==

Equipment management fees fluctuated based on the fluctuations in rental income and were approximately 7% of rental income for both the three-month periods ended March 31, 2004 and 2003. Fluctuations in incentive management fees between the periods were primarily due to fluctuations in the amount of distributions paid from cash from operations.

General and administrative costs to affiliates decreased $3, or 14%, from the three-month periods ended March 31, 2003 to 2004. This decrease was primarily due to decreases in overhead costs allocated from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Other general and administrative costs were $4 for both three-month periods ended March 31, 2003 and 2004.

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

The Partnership Agreement requires the Partnership to continue to pay these fees and expenses to the General Partners and to reimburse the General Partners for expenses incurred by them and other service providers. For the amount of fees and reimbursements made to the General Partners for the three-month periods ended March 31, 2004 and 2003, see Note 2 to the Financial Statements in Item 1. For the amount of fees and reimbursements made to other service providers, see Other general and administrative expenses in the Statements of Earnings in Item 1.

Net Earnings per Limited Partnership Unit

                                                     2004          2003
                                                     ----          ----
         Net earnings per limited
           partnership unit                         $0.02         $0.04
         Net earnings allocated
           to limited partners                      $  25         $  62

Net earnings per limited partnership unit fluctuates based on fluctuations in net earnings allocated to limited partners as detailed above. The allocation of net earnings for the three-month periods ended March 31, 2004 and 2003 included a special allocation of gross income to the General Partners of $4 for both periods, in accordance with the Partnership Agreement.

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

The General Partners have established a Credit Committee, which actively manages and monitors the collection of receivables on at least a monthly basis. This committee establishes credit limits for every lessee and potential lessee of equipment, monitors compliance with these limits, monitors collection activities, follows up on the collection of outstanding accounts, determines which accounts should be written-off and estimates allowances for doubtful accounts. As a result of actively managing these areas, the Partnership's allowance for bad debt as a percentage of accounts receivable has ranged from 6% to 19% and has averaged approximately 10% over the last 5 years. These allowances have historically covered all of the Partnership's bad debts.

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

In determining estimated fair value for a container identified for sale, the current estimated sales price for the container, less estimated cost to sell, is compared to its recorded value. This recorded value has been found to be higher than the estimated sales price, less cost to sell, for some containers and these containers have been written down. See "Write Down of Certain Containers Identified for Sale" above. The Partnership has, however, recorded some losses on the sale of these previously written-down containers. Losses were recorded because the estimated sales price was higher than the actual sales price realized. Estimated sales prices are difficult to predict, and management's estimates proved too high in these cases. See "Loss on Sale of Containers" above.

The Partnership will continue to monitor the recoverability of its containers. If actual market conditions for leased containers are less favorable than those projected, if actual sales prices are lower than those estimated by the Partnership, or if the estimated useful lives of the Partnership's containers are shortened, additional write-downs may be required and/or losses may be incurred. Any additional write-downs or losses would adversely affect the Partnership's operating results.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Exchange Rate Risk

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership does pay a small amount of its expenses in various foreign currencies. For the three-month period ended March 31, 2004, approximately 11% of the Partnership's expenses were paid in 15 different foreign currencies. As there are no significant payments made in any one foreign currency, the Partnership does not hedge these expenses.

Item 4.  Controls and Procedures.

Based on an evaluation of the Partnership's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934), the managing general partner's principal executive officer and principal financial officer have found those controls and procedures to be effective as of the end of the period covered by the report. There has been no change in the Partnership's internal control over financial reporting that occurred during the Partnership's last fiscal quarter, and which has materially affected, or is reasonably likely materially to affect, the Partnership's internal control over financial reporting.


Part II

Item 2(e).   Partnership Purchases of Limited Partner Units

---------------------------------------------------------------------------------------------------------
                                                                  Total number of           Maximum
                                                                  units purchased       number of units
                                                                    as part of          that may yet be
                                                                     publicly             purchased
                                Total number       Average           announced            under the
                                  of units        price paid        redemption            redemption
           Period               purchased (1)      per unit           program             program (2)
---------------------------------------------------------------------------------------------------------
January 1, to
    January 31, 2004               4,250             $3.06             4,250                 N/A

    Total (3)

---------------------------------------------------------------------------------------------------------

(1) These units are purchased as part of the limited partnership's redemption program and the first redemption offering was announced in May 1994. Redemptions are held from time to time to give limited partners the opportunity to sell their units to the Partnership at a price established by formula. Limited partners are notified of each regular redemption offer in the Partnership's quarterly or annual investor report. No units were purchased by the Partnership other than through the Partnership's publicly announced redemption program.

(2)       The redemption program is subject to the following limitation.  It has no  expiration  date,  but  redemption  offers  are made only when the
          Partnership has cash available to make redemptions.  The Partnership's policy  is  that  redemptions  are  subject  to the  Managing  General
          Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation,  (ii)
          impair the capital or operations of the  Partnership,  or (iii) impair the ability of the Partnership to pay distributions in accordance with its distribution  policy.  Up to 2% of the  Partnership's  outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General  Partner's  discretion.  For information about
          units  redeemed  in  prior   periods,   see  notes  to  the  Financial
          Statements.

(3) In the first quarter, units were purchased only in January, so the January amounts represent the total for the quarter.

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


                            TCC EQUIPMENT INCOME FUND
                            A California Limited Partnership

                            By Textainer Financial Services Corporation
                            The Managing General Partner



                            By _____________________________________
                               Ernest J. Furtado
                               Chief Financial Officer


Date:  May 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date



________________________                 Chief Financial Officer, Senior                May 12, 2004
Ernest J. Furtado                        Vice President and Secretary



________________________                 President                                      May 12, 2004
John A. Maccarone




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



Date:  May 12, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                           Date


/s/Ernest J. Furtado
______________________________              Chief  Financial   Officer, Senior              May 12, 2004
Ernest J. Furtado                           Vice President and Secretary



/s/John A. Maccarone
______________________________              President                                       May 12, 2004

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


May 12, 2004

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



May 12, 2004

                            /s/ Ernest J. Furtado
                            ___________________________________________________
                            Ernest J. Furtado
                            Chief Financial Officer, Senior Vice President, Secretary and Director of TFS

                                  EXHIBIT 32.1



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of TCC Equipment Income Fund, (the "Registrant") on Form 10-Q for the quarterly period ended March 31, 2004, as filed on May 12, 2004 with the Securities and Exchange Commission (the "Report"), I, John A. Maccarone, the President and Director of Textainer Financial Services Corporation ("TFS") and Principal Executive Officer of TFS, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.



May 12, 2004



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

                                  EXHIBIT 32.2



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of TCC Equipment Income Fund, (the "Registrant") on Form 10-Q for the quarterly period ended March 31, 2004, as filed on May 12, 2004 with the Securities and Exchange Commission (the "Report"), I, Ernest J. Furtado, Chief Financial Officer, Senior Vice President, Secretary and Director of Textainer Financial Services Corporation ("TFS") and Principal Financial and Accounting Officer of TFS, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.



May 12, 2004



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